Form 10-Q
period 1995-05-31
UNITED FOODS INC/DE
filed 1995-07-07
CIK 728258

================================================================================

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                        -----------------------------

                                  FORM 10-Q

                        -----------------------------
(Mark One)

   [ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MAY 31, 1995
                                      OR
   [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                                     THE
                       SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM           TO
                                           ---------    ---------
                        COMMISSION FILE NUMBER 1-8574


                              UNITED FOODS, INC.
            (Exact name of regisrant as specified in its charter)


             DELAWARE                                    74-1264568
     (State of Incorporation)               (I.R.S. Employer Identification No.)

    TEN PICTSWEET DRIVE, BELLS, TN                         38006
(Address of principal executive offices)                (Zip Code)

         Registrants telephone number, including area code: (901) 422-7600

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---     ---

         On June 23, 1995, 5,914,719 shares of Class A Common Stock and 5,882,779 shares of Class B Common Stock of United Foods, Inc. were outstanding.

================================================================================

                                    INDEX

                                                                                                       PAGE
     Part I:      Financial Information:

       Item 1:    Financial Statements:

                    Balance Sheets                                                                      2-3

                    Statements of Operations                                                              4

                    Statements of Cash Flows                                                            5-6

                    Notes to Financial Statements                                                       7-8

       Item 2:    Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                                        9-10

     Part II:     Other Information and Signatures                                                       11

     Exhibit 11 - Computation of Earnings Per Common Share


                         PART I - FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS

                               UNITED FOODS, INC.
                                 BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                                     MAY 31,           February 28,
                                                                                      1995                1995
                                                                                  -----------         ------------
                                                                                   Unaudited
                                                                                  -----------
ASSETS

Current Assets:

  Cash                                                                              $    376           $     452
  Accounts Receivable                                                                 14,398              15,328
  Inventories (Note 3)                                                                44,624              40,364
  Prepaid Expenses and Miscellaneous                                                   3,570               5,061
  Deferred Income Taxes (Note 4)                                                         557                 557
                                                                                    --------           ---------
      Total Current Assets                                                            63,525              61,762
                                                                                    --------           ---------

Property and Equipment:

  Land and Land Improvements                                                           8,145               8,083
  Buildings and Leasehold Improvements                                                18,438              18,224
  Machinery, Equipment and Improvements                                               79,112              75,163
                                                                                    --------           ---------
                                                                                     105,695             101,470

  Less Accumulated Depreciation                                                      (54,047)            (52,241)
                                                                                    --------           ---------

      Net Property and Equipment                                                      51,648              49,229
                                                                                    --------           ---------

Other Assets                                                                           2,946               3,166
                                                                                    --------           ---------

         Total Assets                                                               $118,119           $ 114,157
                                                                                    ========           =========





See accompanying notes to financial statements.

                               UNITED FOODS, INC.
                                 BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                                  MAY 31,         February 28,
                                                                                   1995               1995
                                                                                 ---------        ------------
                                                                                 Unaudited
                                                                                 ---------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

  Accounts Payable                                                               $  13,994         $  8,301
  Accruals                                                                           5,148            7,404
  Income Taxes Payable  (Note 4)                                                       337              742
  Current Maturities of Long-term Debt                                               4,302            4,302
                                                                                 ---------         --------
         Total Current Liabilities                                                  23,781           20,749

Long-term Debt, Less Current Maturities                                             30,630           30,076

Deferred Income Taxes (Note 4)                                                       5,946            5,892
                                                                                 ---------         --------

         Total Liabilities                                                          60,357           56,717
                                                                                 ---------         --------

Stockholders' Equity:

  Common Stock, Class A (Note 5)                                                     7,648            7,648
  Common Stock, Class B, Convertible (Note 5)                                        7,098            7,098
  Additional Paid-in Capital                                                         8,679            8,687
  Retained Earnings                                                                 42,237           41,921
                                                                                 ---------         --------
                                                                                    65,662           65,354

  Less Cost of Treasury Stock                                                       (7,900)          (7,914)
                                                                                 ---------         --------
         Total Stockholders' Equity                                                 57,762           57,440
                                                                                 ---------         --------

         Total Liabilities and Stockholders' Equity                              $ 118,119         $114,157
                                                                                 =========         ========


See accompanying notes to financial statements.

                               UNITED FOODS, INC.
                      STATEMENTS OF OPERATIONS (UNAUDITED)
                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                                         FOR THE THREE
                                                                                     MONTHS ENDED MAY 31,
                                                                                  -------------------------
                                                                                     1995           1994
                                                                                  ----------     ----------
Gross Sales and Services Less Discounts, Returns and
   and Allowances                                                                 $   44,819      $  44,428

Costs of Sales and Services (Note 3)                                                  35,643         34,255
                                                                                  ----------      ---------

  Gross Profit                                                                         9,176         10,173

Selling, Administrative and General Expenses                                           7,962          8,014
                                                                                  ----------      ---------

  Operating Income                                                                     1,214          2,159
                                                                                  ----------      ---------

Interest Income (Expense) - Net                                                         (687)          (618)

Miscellaneous Income (Expense) - Net                                                      (4)            (3)
                                                                                  ----------      ---------

  Total Other Income and (Expense)                                                      (691)          (621)
                                                                                  ----------      ---------

  Income Before Taxes on Income                                                          523          1,538

Taxes on Income (Note 4)                                                                 207            592
                                                                                  ----------      ---------

  Net Income                                                                      $      316      $     946
                                                                                  ==========      =========

Common Share and Common Share Equivalent                                              12,217         13,202
                                                                                  ==========      =========

Earnings Per Common Share and Common
   Share Equivalent: (Note 6)                                                     $      .03      $     .07
                                                                                  ==========      =========

Cash Dividends Per Common Share:

   Class A                                                                        $    -0-        $    -0-
   Class B                                                                        $    -0-        $    -0-



See accompanying notes to financial statements.

                               UNITED FOODS, INC.
                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                             (DOLLARS IN THOUSANDS)

                                                                                       FOR THE THREE
                                                                                   MONTHS ENDED MAY 31,
                                                                                ---------------------------
                                                                                  1995               1994
                                                                                --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net Income                                                                    $   316            $   946
  Adjustments to reconcile net income to net cash
     provided by operations:
     Depreciation and amortization                                                1,808              1,733
     Provision for losses on accounts receivable                                     43                 13
     (Gain) Loss on disposal of property and equipment                                4                 24
     Deferred income taxes                                                           54                224
     Change in assets and liabilities:
       Accounts and notes receivable                                              1,505               (134)
       Inventories                                                               (4,260)            (2,233)
       Prepaid expenses and miscellaneous                                           873                443
       Recoverable income taxes                                                       -                159
       Other assets                                                                 207                 25
       Accounts payable and accruals                                              3,411              5,669
       Income taxes payable                                                        (405)               237
                                                                                -------            -------
     Net cash provided by operations                                              3,556              7,106
                                                                                -------            -------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Capital expenditures                                                           (4,208)            (5,094)
  Proceeds from sale of other property and equipment                                 16                  2
                                                                                -------            -------
     Net cash (used) by investing activities                                     (4,192)            (5,092)
                                                                                -------            -------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from long-term borrowings                                                554                  -
  Reductions of long-term debt                                                        -             (2,211)
  Exercise of Stock Options                                                           6                  -
                                                                                -------            -------
     Net cash provided (used) by financing activities                               560             (2,211)
                                                                                -------            -------

NET DECREASE IN CASH FOR THE PERIOD                                                 (76)              (197)

CASH AND CASH EQUIVALENTS, beginning of period                                      452              3,996
                                                                                -------            -------

CASH AND CASH EQUIVALENTS, end of period                                        $   376            $ 3,799
                                                                                =======            =======

See accompanying notes to financial statements.

                               UNITED FOODS, INC.
                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                                  (CONCLUDED)

                             (DOLLARS IN THOUSANDS)

                                                                                       FOR THE THREE
                                                                                   MONTHS ENDED MAY 31,
                                                                                --------------------------
                                                                                  1995              1994
                                                                                --------          --------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:

  Cash paid during the three months for:
     Interest                                                                   $   778           $   710
     Income taxes                                                               $   620           $    35

NON-CASH INVESTING AND FINANCING ACTIVITIES:

  Capital expenditures of $336, $310, $77 and $1,469 are included in accounts payable at May 31, 1995, February 28, 1995, May 31, 1994 and February 28,
   1994, respectively.

See accompanying notes to financial statements.

                               UNITED FOODS, INC.

                         NOTES TO FINANCIAL STATEMENTS

1. The interim financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended February 28, 1995. Significant accounting policies and other disclosures normally provided have been omitted since such items are disclosed therein.

     In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly its financial position as of May 31, 1995 and its results of operations and cash flows for the three months ended May 31, 1995 and 1994.

2. The results of operations for the three months ended May 31, 1995 and 1994 are not necessarily indicative of the results to be expected for the fiscal year.

3.   Inventories are summarized as follows:

                                             MAY 31, 1995             FEBRUARY 28, 1995
                                             ------------             -----------------
     Finished products                      $  37,914,000               $   35,358,000
     Raw materials                              2,255,000                    2,296,000
     Growing crops                              3,336,000                    2,008,000
     Merchandise and supplies                   1,119,000                      702,000
                                            -------------               --------------

                                            $  44,624,000               $   40,364,000
                                            =============               ==============

     Substantially all of the Company's inventories are valued at the lower of cost (first-in, first-out) or market at each fiscal year end. However, due to the seasonality of vegetable processing, the gross profit method, at the estimated annual rate, is used to determine frozen vegetable cost of goods sold in interim financial statements.

4. Taxes on income consist of the current and deferred taxes required to be recognized for the periods. Approximately $2,300,000 in operating loss carryforwards is available to reduce future taxable income through 2008 and, in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", the related future income tax benefits have been recognized by the Company.

5. Each Class B common share is convertible into one share of Class A common stock at the holder's election. Holders of the Class A common stock are entitled to a preference dividend of $.025 per share for any quarter and each preceding quarter of the Company's fiscal year before the holders of the Class B common stock are entitled to any regular cash dividend. Class A shareholders have the right to elect a number of directors that equal at least 25% of the members of the board of directors. In addition, on matters requiring the classes to vote together, the Class A holders are entitled to 1/10 vote per share and holders of Class B common stock are entitled to one vote per share.

6. Earnings per share of common stock and common stock equivalents have been computed based upon the weighted average number of shares outstanding during the three months ended May 31, 1995 and May 31, 1994. The assumed exercise of common stock options does not materially dilute earnings per share for the three months ended May 31, 1995 and May 31, 1994.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of certain significant factors which have affected the Company's financial condition and earnings during the periods included in the accompanying balance sheets and statements of income.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of cash are operations and external committed credit facilities. At May 31, 1995 the Company's revolving credit facilities provide a maximum availability of $26,000,000 (reduced by $10,000,000 during the months of January - May of each year). The Company's sources of liquidity are expected to adequately meet requirements for the fiscal year and the foreseeable future; however, new financing alternatives are constantly evaluated to determine their practicality and availability in order to provide the Company with sufficient and timely funding at the least possible cost. The Company's revolving credit facilities mature in fiscal 1999. One year extensions of the maturity dates of the revolving credit facilities are considered by the lenders annually. If annual extensions are not granted, the Company will then investigate revolving credit facilities with other lenders and believes it can replace any current revolving credit facility within 24 months.

Operations provided net cash of $3,556,000 during the three months ended May 31, 1995 and $7,106,000 during the same period of the prior year. A substantial portion of this decrease is attributable to increases in inventories, offset in part by decreases in accounts and notes receivable and increases in accounts payable and accrued expenses both as the result of normal timing factors.

Investing activities used cash of $4,192,000 for the three months ended May 31, 1995, compared with cash used of $5,092,000 during the same period of the prior year, primarily as the result of capital expenditures.

Financing activities provided cash of $560,000 for the three months ended May 31, 1995. This net increase in borrowings was due to the increase in inventory and the capital expenditures previously mentioned. Financing activities used cash of $2,211,000 for the three months ended May 31, 1994, as the result of scheduled debt reductions.

Working capital at May 31, 1995 was $39,744,000, compared to $41,013,000 at February 28, 1995. The decrease is primarily due to the increase in accounts payable.

The Company's ratio of debt to equity increased to 1.04 to 1 at May 31, 1995, from .99 to 1 at February 28, 1995.

CAPITAL EXPENDITURES

Capital expenditures for fiscal 1996, including the $4,208,000 made during the quarter, are expected to approximate $12,000,000 which is approximately $5,000,000 more than depreciation expense expected to be taken in fiscal 1996. In addition, the Company is currently negotiating to purchase its leased facility located in Santa Maria, California for approximately $8,000,000. Under the proposed terms, the purchase will be 100% financed, at 10% interest and amortized over 15 years.

Capital expenditures will be for normal replacement of older equipment with more efficient and energy saving equipment, to restore the throughput of the Company's facilities to their approximate original capacity, and to expand production capacity to permit the Company to meet its customer needs and obligations under its five-year reciprocal supply agreement with another food processing company. These expenditures are expected to be funded from operations and the Company's revolving credit facilities.

RESULTS OF OPERATIONS

OVERVIEW AND TRENDS

The Company's product line is made up of agricultural products which are subject to the cyclical conditions and risks inherent in the agricultural industry. The Company bears part of the growing risks and all of the processing and marketing risks of these agricultural products. Weather abnormalities and excess inventories sometimes cause substantial reductions in the annual volume of product processed in facilities that are owned or leased by the Company. When this happens, the unit cost of that year's production will increase substantially, resulting in reduced profit margins for one or more years. On the other hand, when bumper crops occur unit costs will decrease but selling prices will, in general, be depressed.

The Company has always been faced with very strong competition in the marketplace from large brand name competitors, private regional U.S. vegetable processors, and privately-owned Mexican vegetable processors. These competitive pressures, coupled with low overall industry growth, have led to weak market pricing. We anticipate that this condition will continue for several years.

In addition to general inflation and the growing, processing and marketing risks described above, the Company is facing the significant costs associated with increasing governmental regulation, the loss of land and water available for agriculture in California and the increasing competition due to world-wide facilitation of trade. As a result of these factors, the Company's earnings history is cyclical and will continue to be so in the future.

The effect on the Company's operations and its ability to withstand the costs of future healthcare, labeling, OSHA, EPA, taxation and other governmental regulations is unknown.

SUPPLY AGREEMENT

During fiscal 1993, the Company entered into a multi-year reciprocal supply agreement with another food processing company, under which deliveries began in fiscal 1994. Through this agreement the Company procures vegetables grown and processed in the Northwest region of the United States. Also, the Company sells frozen vegetables processed at the Company's Tennessee and California facilities to the other food processor.

REVENUES

Net sales and service revenue increased $391,000 (.9%) and volume decreased 1.4% for the quarter ended May 31, 1995, compared with the same period of the prior year. Sales allowances increased $316,000 (4.1%) primarily as the result of competitive market conditions. The increase in revenues, which occurred despite a decline in sales volume, is attributable primarily to continued growth in higher price branded sales as well as certain favorable pricing actions taken during the first quarter of fiscal 1996.

COST OF SALES AND SERVICES AND GROSS PROFIT

Gross profit decreased $997,000 (9.8%) for the quarter ended May 31, 1995 and the gross margin decreased to 20.5% from 22.9%. The gross profit method, at the estimated annual gross profit rate is used to determine cost of goods sold in interim financial statements (See Note 3 - Notes to Financial Statements). Cost of sales and services increased $1,388,000 (4.1%) for the three months ended May 31, 1995 as compared with the same period of the prior year primarily as the result of increased packaging and plant operating costs. Additionally, during the quarter ended May 31, 1995, the Company recorded a repair and maintenance charge to operations of approximately $400,000 as part of an ongoing program to restore the throughput of the Company's facilities to their approximate original capacity. It is expected that repair and maintenance expenditures under this program will continue to be significant during the next two to three fiscal years.

SELLING, ADMINISTRATIVE AND GENERAL EXPENSES

Selling, general and administrative expenses decreased $52,000 (.6%) for the quarter compared with the same period of the prior year. Storage expense increased $136,000 primarily due to higher average frozen inventories in fiscal 1996. Brokerage, advertising and other direct selling expenses decreased $49,000 (3.3%). Administrative and general selling expenses decreased $139,000 primarily the result of a $139,000 (23.3%) decrease in production incentive expense at the Company's mushroom farms.

INTEREST EXPENSE

Interest expense - net increased $69,000 (11.2%) for the quarter due to higher average borrowings primarily as the result of higher average inventories and higher average interest rates.

TAXES ON INCOME

Taxes on income for the three months ended May 31, 1995 and 1994 consist of current and deferred taxes provided at the estimated effective federal and state tax rates expected to be recognized for the respective periods.

                          PART II - OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K

                     (a)     Exhibit -
                             11   Computation of earnings per common share.
                             27   Financial Data Schedule (for SEC use only)

                     (b) Reports on Form 8-K - There were no reports on Form 8-K filed for during the three months ended May 31, 1995.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             UNITED FOODS, INC.


Date:  July 5, 1995                      By  s/n C. W. Gruenewald, II
       ------------------                    ------------------------------
                                             C. W. Gruenewald, II
                                             Senior Vice President,
                                             Chief Financial Officer & Treasurer