Form 10-Q
period 1995-08-31
UNITED FOODS INC
filed 1995-10-17
CIK 728258

================================================================================

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                      --------------------------------

                                  FORM 10-Q

                      --------------------------------
(Mark One)
  [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 1995
                                      OR
  [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM                     TO
                                             ---------------  ----------------

                        COMMISSION FILE NUMBER 1-8574



                             UNITED FOODS, INC.
           (Exact name of registrant as specified in its charter)



                DELAWARE                                 74-1264568
        (State of Incorporation)            (I.R.S. Employer Identification No.)

     TEN PICTSWEET DRIVE, BELLS, TN                       38006
(Address of principal executive offices)               (Zip Code)


       Registrant's telephone number, including area code: (901) 422-7600

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

      On October 10, 1995, 5,914,719 shares of Class A Common Stock and 5,882,779 shares of Class B Common Stock of United Foods, Inc. were outstanding.

================================================================================

                                    INDEX


                                                                                                               PAGE
     Part I:      Financial Information:

       Item 1:    Financial Statements:

                     Balance Sheets                                                                             2-3

                     Statements of Operations                                                                     4

                     Statements of Cash Flows                                                                   5-6

                     Notes to Financial Statements                                                              7-8

       Item 2:    Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                                                8-10

     Part II:     Other Information and Signatures                                                               11

     Exhibit A -  Computation of Earnings Per Common Share                                                       12


                         PART I - FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS
                         ------------------------------

                               UNITED FOODS, INC.
                                 BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                               AUGUST 31,         FEBRUARY 28,
                                                                                  1995               1995
                                                                            ----------------    --------------
                                                                                Unaudited
ASSETS

Current Assets:
   Cash                                                                     $            750    $            452
   Accounts Receivable                                                                13,767              15,328
   Inventories (Note 3)                                                               57,514              40,364
   Prepaid Expenses and Miscellaneous                                                  3,778               5,061
   Refundable Taxes (Note 4)                                                             177                   0
   Deferred Income Taxes (Note 4)                                                        841                 557
                                                                            ----------------    ----------------
       Total Current Assets                                                           76,827              61,762
                                                                            ----------------    ----------------

Property and Equipment:  (Note 8)
   Land and Land Improvements                                                          8,146               8,083
   Buildings and Leasehold Improvements                                               18,509              18,224
   Machinery, Equipment and Improvements                                              83,453              75,163
                                                                            ----------------    ----------------
                                                                                     110,108             101,470

   Less Accumulated Depreciation                                                     (55,816)            (52,241)
                                                                            ----------------    ----------------

       Net Property and Equipment                                                     54,292              49,229
                                                                            ----------------    ----------------

Other Assets                                                                           2,637               3,166
                                                                            ----------------    ----------------

         Total Assets                                                       $        133,756    $        114,157
                                                                            ----------------    ----------------





See accompanying notes to financial statements.

                               UNITED FOODS, INC.
                                 BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)



                                                                               AUGUST 31,         FEBRUARY 28,
                                                                                  1995               1995
                                                                            ----------------    ----------------
                                                                                Unaudited
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts Payable                                                         $         16,582    $          8,301
   Accruals                                                                            9,253               7,404
   Income Taxes Payable  (Note 4)                                                          0                 742
   Current Maturities of Long-term Debt                                                4,302               4,302
                                                                            ----------------    ----------------
         Total Current Liabilities                                                    30,137              20,749

Long-term Debt, Less Current Maturities                                               40,708              30,076

Deferred Income Taxes (Note 4)                                                         5,701               5,892
                                                                            ----------------    ----------------

         Total Liabilities                                                            76,546              56,717
                                                                            ----------------    ----------------

Stockholders' Equity:
   Common Stock, Class A (Note 5 and 7)                                                7,648               7,648
   Common Stock, Class B, Convertible (Note 5 and 7)                                   7,098               7,098
   Additional Paid-in Capital                                                          8,679               8,687
   Retained Earnings                                                                  41,685              41,921
                                                                            ----------------    ----------------
                                                                                      65,110              65,354

   Less Cost of Treasury Stock                                                        (7,900)             (7,914)
                                                                            ----------------    ----------------
         Total Stockholders' Equity                                                   57,210              57,440
                                                                            ----------------    ----------------

         Total Liabilities and Stockholders' Equity                         $        133,756    $        114,157
                                                                            ----------------    ----------------





See accompanying notes to financial statements.

                               UNITED FOODS, INC.
                      STATEMENTS OF OPERATIONS (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                          FOR THE THREE MONTHS               FOR THE SIX MONTHS
                                                            ENDED AUGUST 31,                  ENDED AUGUST 31,
                                                       ---------------------------      -----------------------------
                                                          1995            1994              1995              1994
                                                       -----------     -----------       ------------     -----------
 Gross Sales and Services Less Discounts, Returns
   and Allowances                                      $    39,885     $    44,061       $    84,704      $    88,489

 Costs of Sales and Services (Note 3)                       32,489          34,129            68,132           68,384
                                                       -----------     -----------       -----------      -----------

   Gross Profit                                              7,396           9,932            16,572           20,105

 Selling, Administrative and General Expenses                7,446           8,241            15,408           16,255
                                                       -----------     -----------       -----------      -----------

 Operating Income (Loss)                                       (50)          1,691             1,164            3,850
                                                       -----------     -----------       -----------      -----------

 Interest Income (Expense) - Net                              (855)           (650)           (1,542)          (1,268)

 Miscellaneous Income (Expense) - Net                           (9)           (153)              (13)            (156)
                                                       -----------     -----------       -----------      -----------

     Total Other Income and (Expense)                         (864)           (803)           (1,555)          (1,424)
                                                       -----------     -----------       -----------      -----------

   Income (Loss) Before Taxes on Income (Benefit)             (914)            888              (391)           2,426

 Taxes on Income ( Benefit) (Note 4)                          (362)            359              (155)             951
                                                       -----------     -----------       -----------      -----------

   Net Income (Loss)                                   $      (552)    $       529       $      (236)     $     1,475
                                                       ===========     ===========       ===========      ===========

 Common Share and Common Share Equivalent
   (Note 6)                                                 11,797          12,351            11,796           12,775
                                                       ===========     ===========       ===========      ===========

 EARNINGS (LOSS) PER COMMON SHARE AND COMMON
     SHARE EQUIVALENT:  (NOTE 6)                       $      (.05)    $       .04       $      (.02)     $       .12
                                                       ===========     ===========       ===========      ===========

 Cash Dividends Per Common Share:
   Class A                                             $       -0-     $       -0-       $       -0-      $       -0-
   Class B                                             $       -0-     $       -0-       $       -0-      $       -0-





See accompanying notes to financial statements.

                               UNITED FOODS, INC.
                      STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                        FOR THE SIX
                                                                                  MONTHS ENDED AUGUST 31,
                                                                           ------------------------------------
                                                                                 1995                1994
                                                                           ----------------    ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income (Loss)                                                       $           (236)   $          1,475
   Adjustments to reconcile net income to net cash
     provided by operations:
     Depreciation and amortization                                                    3,577               3,465
     Reduction in carrying value of property held for disposal                            0                 212
     Provision for losses on accounts receivable                                         94                 103
     (Gain) Loss on disposal of property and equipment                                    4                 (86)
     Deferred income taxes                                                             (475)                658
     Change in assets and liabilities:
     Accounts and notes receivable                                                    1,467                (156)
     Inventories                                                                    (17,150)            (12,909)
     Prepaid expenses and miscellaneous                                               1,283                 719
     Refundable income taxes                                                           (177)               (277)
     Other assets                                                                       516                (307)
     Accounts payable and accruals                                                   10,298              10,404
     Income taxes payable                                                              (742)                (75)
                                                                           -----------------   -----------------
     Net cash provided (used) by operations                                          (1,541)              3,226
                                                                           -----------------   ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                              (8,815)             (7,421)
   Proceeds from sale of other property and equipment                                    16                 177
                                                                           ----------------    ----------------
     Net cash (used) by investing activities                                         (8,799)             (7,244)
                                                                           -----------------   -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long-term borrowings                                                12,865               4,506
   Reductions of long-term debt                                                      (2,233)             (1,442)
   Purchase of Treasury Stock                                                            -0-             (2,587)
   Exercise of Stock Options                                                              6                   0
                                                                           ----------------    ----------------
     Net cash provided by financing activities                                       10,638                 477
                                                                           ----------------    ----------------

NET INCREASE (DECREASE) IN CASH FOR THE PERIOD                                          298              (3,541)

CASH AND CASH EQUIVALENTS, beginning of period                                          452               3,996
                                                                           ----------------    ----------------

CASH AND CASH EQUIVALENTS, end of period                                   $            750    $            455
                                                                           ----------------    ----------------
See accompanying notes to financial statements.


                               UNITED FOODS, INC.
                      STATEMENTS OF CASH FLOWS (UNAUDITED)
                                  (CONCLUDED)

                             (DOLLARS IN THOUSANDS)

                                                                                      FOR THE SIX
                                                                                MONTHS ENDED AUGUST 31,
                                                                            -------------------------------
                                                                               1995                1994
                                                                            -----------         -----------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
   INFORMATION:
   Cash paid during the six months for:
     Interest                                                               $     1,441         $     1,350
     Income taxes                                                           $     1,364         $       570

NON-CASH INVESTING AND FINANCING ACTIVITIES:
   Capital expenditures of $142, $310, $59 and $1,469 are included in accounts payable at August 31, 1995, February 28, 1995, August 31, 1994 and February
   28, 1994, respectively.





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

     In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly its financial position as of August 31, 1995, its results of operations for the three and six months ended August 31, 1995 and 1994, and cash flows for the six months ended August 31, 1995 and 1994.

2. The results of operations for the three and six months ended August 31, 1995 and 1994 are not necessarily indicative of the results to be expected for the fiscal year.

3.   Inventories are summarized as follows:

                           AUGUST 31, 1995 FEBRUARY 28, 1995
                           --------------- -----------------
Finished products          $51,213,000       $35,358,000
Raw materials                2,520,000         2,296,000
Growing crops                2,576,000         2,008,000
Merchandise and supplies     1,205,000           702,000
                           -----------       -----------

                           $57,514,000       $40,364,000
                           -----------       -----------

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

6. Earnings per share of common stock and common stock equivalents have been computed based upon the weighted average number of shares outstanding during the three and six months ended August 31, 1995 and August 31, 1994, respectively. The assumed exercise of common stock options does not materially dilute earnings per share for the three and six months ended August 31, 1994 and common stock equivalents are not considered in the computation for the three and six months ended August 31, 1995 as the effect would be anti-dilutive.

7. The Company announced August 28, 1995 that it had agreed to purchase 831,169 shares (or approximately 14%) of its Class A Common Stock and 181,400 shares (or approximately 3%) of its Class B Common Stock from The Baupost Group, Inc. and The Baupost Fund, for a purchase price of $2.25 per share or total of $2,278,280.25 in cash. The transaction, which will be funded with borrowings against the Company's line of credit, is expected to close on October 31, 1995.

8. On September 29, 1995 the Company purchased its previously leased facility in Santa Maria, California. The purchase price of $8,000,000 was 100% financed at 9 1/4% interest under a 15 year mortgage.


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

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of cash are operations and external committed credit facilities. At August 31, 1995, the Company's revolving credit facilities provide a maximum availability of $31,000,000, which is scheduled to be reduced to $26,000,000 at December 31, 1995. The Company's sources of liquidity are expected to adequately meet requirements for the fiscal year and the foreseeable future; however, new financing alternatives are constantly evaluated to determine their practicality and availability in order to provide the Company with sufficient and timely funding at the least possible cost. The Company's revolving credit facilities mature in fiscal 1999. One year extensions of the maturity dates of the revolving credit facilities are considered by the lenders annually. If annual extensions are not granted, the Company will then investigate revolving credit facilities with other lenders and believes it can replace any current revolving credit facility within 24 months.

Operations used cash of $1,541,000 during the six months ended August 31, 1995 and provided cash of $3,226,000 during the same period of the prior year. A substantial portion of this change is attributable to increases in inventories primarily due to timing of deliveries under the Supply Agreements, partially offset by decreases in accounts receivable. The reduction in accounts receivable is largely due to the decline in sales experienced by the Company during the quarter.

Investing activities used cash of $8,799,000 for the six months ended August 31, 1995, compared with cash used of $7,244,000 during the same period of the prior year, primarily as the result of increased capital expenditures. Current year expenditures include $1,942,000 under the program discussed below in "Capital Expenditures" designed to restore the throughput of the Company's facilities to original capacity and to expand production capacity.

Financing activities provided cash of $10,638,000 for the six months ended August 31, 1995. This net increase in borrowings was due to the increase in inventory and the capital expenditures previously mentioned. Financing activities produced cash of $477,000 for the six months ended August 31, 1994.

Working capital at August 31, 1995 was $46,690,000 compared to $41,013,000 at February 28, 1995. The increase is primarily due to the increase in inventories, offset in part by increase in accounts payable and accruals.

The Company's ratio of debt to equity increased to 1.34 to 1 at August 31, 1995, from .99 to 1 at February 28, 1995.

CAPITAL EXPENDITURES

Capital expenditures for fiscal 1996, including the $8,815,000 made during the six months ended August 31, 1995, are expected to approximate $20,000,000 which is approximately $13,000,000 more than depreciation expense expected to be recorded in fiscal 1996 and will include the September 29, 1995, $8,000,000 purchase of its leased facility located in Santa Maria, California. Under the terms of the purchase, it will be 100% financed at 9 1/4% interest and amortized over 15 years.

Capital expenditures will be for normal replacement of older equipment with more efficient and energy saving equipment, to restore the throughput of the Company's facilities to their approximate original capacity, and to expand production capacity to permit the Company to meet its customer needs and obligations under two multi-year reciprocal supply agreements with other food processors. These expenditures are expected to be funded from operations and the Company's revolving credit facilities.

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

The Company has always been faced with very strong competition in the marketplace from large brand name competitors, private regional U. S. vegetable processors, and privately-owned Mexican vegetable processors. These competitive pressures, coupled with low overall industry growth, have led to weak market pricing. We anticipate that this condition will continue for several years.

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

SUPPLY AGREEMENTS

The Company has entered into two multi-year reciprocal supply agreements ("Supply Agreements") with other food processing companies. Through these agreements the Company procures vegetables grown and processed in the United States. Also, the Company sells frozen vegetables processed at the Company's Tennessee and California facilities to the other food processors.

REVENUES

Net sales and service revenue decreased $4,176,000 (9.5%) and $3,785,000 (4.3%) for the three and six months periods ended August 31, 1995, respectively, as compared with the same periods of the prior year. Sales volume decreased 10.4% and 5.7% for the three and six month periods, respectively. The decrease in revenues and volume is primarily attributable to extremely competitive market conditions which are expected to continue for some time.

Sales allowances decreased $822,000 (10.8%) for the quarter and $506,000 (3.3%) for the six months, as compared to the prior year primarily due to lower gross sales. However, sales allowances, as a percent of gross product sales, increased for both periods as compared to the prior year.

COST OF SALES AND SERVICES AND GROSS PROFIT

Gross profit decreased $2,536,000 (25.5%) and $3,533,000 (17.6%) for the three and six month periods ended August 31, 1995, respectively as compared with the same periods of the prior year. The gross margin decreased from 22.54% to 18.54% and from 22.72% to 19.56% for the quarter and six months, respectively. Further, the gross profit method, at the estimated annual gross profit rate, is used to determine cost of goods sold in interim financial statements (See Note 3 - Notes to Financial Statements). Cost of sales and services decreased $1,640,000 (4.8%) for the quarter and $252,000 (.4%) for the six months as compared with same periods of the prior year primarily as a result of the 10.4% and 5.7% respective sales volume decreases in current year which were partially offset by increased packaging, raw material and plant operating costs.

Additionally, during the three and six months, the Company recorded minor repair and maintenance charges to operations as part of an ongoing program to restore the throughput of the Company's facilities to their approximate original capacity. As discussed in "Financial Condition, Liquidity and Capital Resources", the Company made approximately $1,942,000 of related capital asset additions under this program during the six month period ended August 31, 1995. Repair and maintenance charges and capital asset additions to restore the throughput of the Company's facilities are expected to be significant for the next 2-3 years.

SELLING, ADMINISTRATIVE AND GENERAL EXPENSES

Selling, administrative and general expenses decreased $795,000 (9.6%) and $847,000 (5.2%), respectively, for the three and six month periods ended August 31, 1995, as compared to the same periods of the prior year. Administrative and general expenses accounted for $783,000 (16.4%) and $922,000 (9.8%) of the decrease for the three and six months respectively, primarily as the result of decreased incentive compensation and related benefits and decreased production incentive compensation related to the Company's mushroom farms. Storage expenses increased $71,000 (3.4%) and $207,000 (5.1%) for the three and six months respectively, primarily due to higher average inventories in fiscal 1996. Other expenses decreased $83,000 (6.1%) and $132,000 (4.6%) for the three and six months, respectively, primarily as the result of decreased brokerage, advertising and other selling expenses.

INTEREST EXPENSE

Interest expense - net increased $205,000 (31.5%) for the quarter and $274,000 (21.6%) for the six months as compared to the same periods of the prior year due to higher average borrowings related to higher inventories and higher average interest rates.

MISCELLANEOUS INCOME (EXPENSE)

Miscellaneous Expense in the amount of $9,000 and $13,000 for the three and six months ended August 31, 1995 relate to net losses of $4,000 on the sale of plant, property and equipment and miscellaneous expense of $9,000 during the six months.

Miscellaneous Expense in the amount of $153,000 and $156,000 for the three and six months ended August 31, 1994, respectively, reflect a $212,000 charge resulting from a reduction in the carrying value of property held for disposal plus $30,000 in anticipated expenses related thereto, offset by net gains on sale of property, plant and equipment in the amount of $89,000 and $86,000 for the respective periods.

TAXES ON INCOME

Taxes on income for the three and six months ended August 31, 1995 and 1994 consist of current and deferred taxes provided at the estimated effective federal and state tax rates expected to be recognized for the respective periods.

                          PART II - OTHER INFORMATION


Item 6.       Exhibits and Reports on Form 8-K

                   (a)      Exhibit -
                                11 Computation of earnings per common share. 27 Financial Data Schedule (for SEC use only)

                   (b)      Reports on Form 8-K - There were no reports
                                    on Form 8-K filed for during the three
                                    months ended August 31, 1995.





                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                          UNITED FOODS, INC.



Date:  October 13, 1995             By  /s/ C.W. Gruenewald, II
       ----------------------           -----------------------------------
                                        C.W. Gruenewald, II
                                        Senior Vice President,
                                        Chief Financial Officer & Treasurer