Form 10-Q
period 1995-11-30
UNITED FOODS INC
filed 1996-01-16
CIK 728258

================================================================================

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                           -----------------------

                                  FORM 10-Q

                           -----------------------

 (Mark One)
    [ X ]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                            SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 1995
                                          OR
    [   ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                                          THE
                             SECURITIES EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM ______________ TO _____________

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

     On January 10, 1996, 5,108,550 shares of Class A Common Stock and
5,701,379 shares of Class B Common Stock of United Foods, Inc. were outstanding.

================================================================================

                                    INDEX


                                                                                   Page
Part I:          Financial Information:

    Item 1:      Financial Statements:

                   Balance Sheets                                                   2-3

                   Statements of Operations                                           4

                   Statements of Cash Flows                                         5-6

                   Notes to Financial Statements                                    7-8

    Item 2:      Management's Discussion and Analysis of
                 Financial Condition and Results of Operations                     9-10

Part II:         Other Information and Signatures                                    11

Exhibit 11-      Computation of Earnings Per Common Share                            12

Exhibit 27-      Financial Data Schedule (for SEC use only)

                         PART I - FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS

                               UNITED FOODS, INC.
                                 BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                          NOVEMBER 30,         FEBRUARY 28,
                                                                              1995                 1995
                                                                           -----------         ------------
                                                                           Unaudited
                                                                           -----------
  ASSETS

  Current Assets:
      Cash                                                                 $     993            $     452
      Accounts Receivable                                                     19,296               15,328
      Inventories (Note 3)                                                    56,099               40,364
      Prepaid Expenses and Miscellaneous                                       3,122                5,061
      Refundable Taxes (Note 4)                                                  224                    0
      Deferred Income Taxes (Note 4)                                             972                  557
                                                                           ---------            ---------
           Total Current Assets                                               80,706               61,762
                                                                           ---------            ---------

  Property and Equipment:
      Land and Land Improvements                                               8,960                8,083
      Buildings and Leasehold Improvements                                    21,073               18,224
      Machinery, Equipment and Improvements                                   91,141               75,163
                                                                           ---------            ---------
                                                                             121,174              101,470

      Less Accumulated Depreciation                                           58,344               52,241
                                                                           ---------            ---------

           Net Property and Equipment                                         62,830               49,229
                                                                           ---------            ---------

  Other Assets                                                                 2,021                3,166
                                                                           ---------            ---------

           Total Assets                                                    $ 145,557            $ 114,157
                                                                           =========            =========





See accompanying notes to financial statements.

                              UNITED FOODS, INC.
                                BALANCE SHEETS
                            (DOLLARS IN THOUSANDS)

                                                                          NOVEMBER 30,         FEBRUARY 28,
                                                                              1995                 1995
                                                                          ------------         ------------
                                                                            Unaudited
                                                                          ------------
  LIABILITIES AND STOCKHOLDERS' EQUITY

  Current Liabilities:
      Accounts Payable                                                     $  19,972             $   8,301
      Accruals                                                                10,371                 7,404
      Income Taxes Payable  (Note 4)                                              21                   742
      Current Maturities of Long-term Debt                                     4,561                 4,302
                                                                           ---------             ---------
           Total Current Liabilities                                          34,925                20,749

  Long-term Debt, Less Current Maturities                                     50,935                30,076

  Deferred Income Taxes (Note 4)                                               5,452                 5,892
                                                                           ---------             ---------

           Total Liabilities                                                  91,312                56,717
                                                                           ---------             ---------

  Stockholders' Equity:
      Common Stock, Class A (Notes 5 and 7)                                    7,648                 7,648
      Common Stock, Class B, Convertible (Notes 5 and 7)                       7,098                 7,098
      Additional Paid-in Capital                                               8,643                 8,687
      Retained Earnings                                                       40,973                41,921
                                                                           ---------             ---------
                                                                              64,362                65,354

  Less Cost of Treasury Stock (Note 7)                                       (10,117)               (7,914)
                                                                           ---------             ---------
           Total Stockholders' Equity                                         54,245                57,440
                                                                           ---------             ---------

           Total Liabilities and Stockholders' Equity                      $ 145,557             $ 114,157
                                                                           =========             =========




See accompanying notes to financial statements.

                              UNITED FOODS, INC.
                     STATEMENTS OF OPERATIONS (UNAUDITED)
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                              FOR THE THREE MONTHS         FOR THE NINE MONTHS
                                                               ENDED NOVEMBER 30,           ENDED NOVEMBER 30,
                                                             ----------------------      ------------------------
                                                               1995           1994          1995          1994
                                                             --------      --------      ---------      ---------
 Gross Sales and Services Less Discounts, Returns
   and Allowances                                            $ 52,847      $ 49,632      $ 137,551      $ 138,121

 Costs of Sales and Services (Note 3)                          44,364        39,192        112,496        107,576
                                                             --------      --------      ---------      ---------

   Gross Profit                                                 8,483        10,440         25,055         30,545

 Selling, Administrative and General Expenses                   8,526         8,872         23,934         25,127
                                                             --------      --------      ---------      ---------

 Operating Income (Loss)                                          (43)        1,568          1,121          5,418
                                                             --------      --------      ---------      ---------

 Interest Income (Expense) - Net                               (1,107)         (724)        (2,649)        (1,992)

 Miscellaneous Income (Expense) - Net                               3            32            (10)          (124)
                                                             --------      --------      ---------      ---------

     Total Other Income and (Expense)                          (1,104)         (692)        (2,659)        (2,116)
                                                              --------      --------      ---------      ---------

   Income (Loss) Before Taxes on Income (Benefit)              (1,147)          876         (1,538)         3,302

 Taxes on Income ( Benefit) (Note 4)                             (435)          363           (590)         1,314
                                                             --------      --------      ---------      ---------

   Net Income (Loss)                                         $   (712)     $    513      $    (948)     $   1,988
                                                             ========      ========      =========      =========

 Common Share and Common Share Equivalent
   (Note 6)                                                    11,472        12,174         11,689         12,575
                                                             ========      ========      =========      =========

 EARNINGS (LOSS) PER COMMON SHARE AND COMMON
     SHARE EQUIVALENT:  (NOTE 6)                             $   (.06)     $    .04      $    (.08)     $     .16
                                                             ========      ========      =========      =========

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

                               UNITED FOODS, INC.
                      STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                                                     FOR THE NINE
                                                                                MONTHS ENDED NOVEMBER 30,
                                                                               --------------------------
                                                                                 1995              1994
                                                                               --------           -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss)                                                            $  (948)           $ 1,988
  Adjustments to reconcile net income to net cash provided by operations:
      Depreciation and amortization                                              5,357              5,159
      Reduction in carrying value of property held for disposal                      0                212
      Provision for losses on accounts receivable                                  105                 13
      (Gain) Loss on disposal of property and equipment                              1               (119)
      Deferred income taxes                                                       (855)               939
      Change in assets and liabilities:
           Accounts and notes receivable                                        (4,073)            (2,532)
           Inventories                                                         (15,735)           (17,461)
           Prepaid expenses and miscellaneous                                    1,939              1,324
           Refundable income taxes                                                (224)              (196)
           Other assets                                                            566               (344)
           Accounts payable and accruals                                        14,898             12,436
           Income taxes payable                                                   (721)               (27)
                                                                               -------            -------
      Net cash provided by operations                                              310              1,392
                                                                               -------            -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                         (10,659)            (8,979)
  Proceeds from sale of other property and equipment                                19                431
                                                                               -------            -------
      Net cash used by investing activities                                    (10,640)            (8,548)
                                                                               -------            -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term borrowings                                            16,445              9,139
  Reductions of long-term debt                                                  (3,327)            (3,271)
  Purchase of Treasury Stock                                                    (2,283)            (2,588)
  Exercise of Stock Options                                                         36                  4
                                                                               -------            -------
      Net cash provided by financing activities                                 10,871              3,284
                                                                               -------            -------

NET INCREASE (DECREASE) IN CASH FOR THE PERIOD                                     541             (3,872)

CASH AND CASH EQUIVALENTS, beginning of period                                     452              3,996
                                                                               -------            -------

CASH AND CASH EQUIVALENTS, end of period                                       $   993            $   124
                                                                               =======            =======

See accompanying notes to financial statements.

                               UNITED FOODS, INC.
                      STATEMENTS OF CASH FLOWS (UNAUDITED)
                                  (CONCLUDED)

                             (DOLLARS IN THOUSANDS)


                                                                                     FOR THE NINE
                                                                               MONTHS ENDED NOVEMBER 30,
                                                                               --------------------------
                                                                                 1995              1994
                                                                               -------            -------
  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the nine months for:
      Interest                                                                 $ 2,437            $ 1,853
      Income taxes                                                             $ 1,396               $570

  NON-CASH INVESTING AND FINANCING ACTIVITIES:

      Capital expenditures of $50, $310, $100 and $1,469 are included in accounts payable at November 30, 1995, February 28, 1995,
      November 30, 1994 and February 28, 1994, respectively.

      Mortgage obligations totalling $8,000,000 were incurred when the Company acquired the Santa Maria, California facility (See "Capital
      Expenditures").






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

         In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly its financial position as of November 30, 1995, its results of operations for the three and nine months ended November 30, 1995 and 1994, and cash flows for the nine months ended November 30, 1995 and 1994.

2. The results of operations for the three and nine months ended November 30, 1995 and 1994 are not necessarily indicative of the results to be expected for the fiscal year.

3.       Inventories are summarized as follows:

                                                                NOVEMBER 30, 1995           FEBRUARY 28, 1995
                                                                -----------------           -----------------
 Finished products                                                  $ 49,772,000               $ 35,358,000
 Raw materials                                                         3,520,000                  2,296,000
 Growing crops                                                         1,851,000                  2,008,000
 Merchandise and supplies                                                956,000                    702,000
                                                                    ------------               ------------

                                                                    $ 56,099,000               $ 40,364,000
                                                                    ============               ============

         Substantially all of the Company's inventories are valued at the lower of cost (first-in, first-out) or market at each fiscal year end. However, due to the seasonality of vegetable processing, the gross profit method, at the estimated annual rate, is used to determine frozen vegetable cost of goods sold in interim financial statements.

4. Taxes on income consist of the current and deferred taxes required to be recognized for the periods. Approximately $2,700,000 in operating loss carryforwards is available to reduce future taxable income through 2008 and, in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", the related future income tax benefits have been recognized by the Company.

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

6. Earnings per share of common stock and common stock equivalents have been computed based upon the weighted average number of shares outstanding during the three and nine months ended November 30, 1995 and November 30, 1994, respectively. The assumed exercise of common stock options does not materially dilute earnings per share for the three and nine months ended November 30, 1994 and common stock equivalents are not considered in the computation for the three and nine months ended November 30, 1995 as the effect would be anti-dilutive.

7. On November 1, 1995, the Company purchased 831,169 shares (or approximately 14%) of its Class A Common Stock and 181,400 shares (or approximately 3%) of its Class B Common Stock from The Baupost Group, Inc. and The Baupost Fund, for a purchase price of $2.25 per share or total of $2,278,280 in cash. The transaction was funded with borrowings against the Company's revolving line of credit.

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

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of cash are operations and external committed credit facilities. At November 30, 1995, the Company's revolving credit facilities provide a maximum availability of $31,000,000, which is scheduled to be reduced to $29,000,000 at December 31, 1995, to $28,000,000 at January 30,
1996, and to $26,000,000 at February 29, 1996. The Company's sources of liquidity are expected to adequately meet requirements for the fiscal year and the foreseeable future; however, new financing alternatives are constantly evaluated to determine their practicality and availability in order to provide the Company with sufficient and timely funding at the least possible cost. The Company's revolving credit facilities mature in fiscal 1999, however, one-year extensions of the maturity dates of the revolving credit facilities are considered by the lenders annually. If annual extensions are not granted, the Company will then investigate revolving credit facilities with other lenders and believes it can replace any current revolving credit facility within 24 months.

Operations provided cash of $310,000 during the nine months ended November 30, 1995, as compared with $1,392,000 provided during the same period of the prior year. A substantial portion of this change is attributable to increases in accounts receivable and timing of income tax payments, partially offset by a less dramatic increase in inventories, primarily due to timing of deliveries under the Supply Agreements. The increase in accounts receivable is largely due to the increase in sales experienced by the Company during the quarter ended November 30, 1995.

Investing activities used cash of $10,640,000 for the nine months ended November 30, 1995, compared with cash used of $8,548,000 during the same period of the prior year. Current year capital expenditures include $2,464,000 under the program discussed below in "Capital Expenditures" designed to restore the throughput of the Company's facilities to original capacity and to expand production capacity.

Financing activities provided cash of $10,871,000 for the nine months ended November 30, 1995, compared to cash provided of $3,284,000 for the same period of the prior year. During November 1995, the Company also repurchased an aggregate of 1,012,569 shares of its outstanding Class A and Class B common stock for $2,278,000, funded with borrowings against the Company's revolving credit facilities.

Working capital at November 30, 1995 was $45,781,000 compared to $41,013,000 at February 28, 1995. The increase is primarily due to the increase in accounts receivables and inventories, offset in part by related increases in accounts payable and accruals.

The Company's ratio of debt to equity increased to 1.68 to 1 at November 30, 1995, from .99 to 1 at February 28, 1995.

CAPITAL EXPENDITURES

Capital expenditures for fiscal 1996, are expected to approximate $20,000,000, which is approximately $13,000,000 more than depreciation expense expected to be recorded in fiscal 1996 and includes the $8,000,000 purchase of the Company's leased facility located in Santa Maria, California on September 29, 1995. The facility was acquired in exchange for $8,000,000 of mortgage notes which bear interest at 9 1/4% and provide for monthly payments of principal and interest of $82,335 through September 2010.

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

The Company has always been faced with very strong competition in the marketplace from large brand name competitors, private regional U. S. vegetable processors, and privately-owned Mexican vegetable processors. These competitive pressures, coupled with low overall industry growth, have led to weak market pricing. We anticipate that this condition will continue.

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

REVENUES

Net sales and service revenue increased $3,215,000 (6.5%) and decreased $570,000 (.4%) for the three and nine months periods ended November 30, 1995, respectively, as compared with the same periods of the prior year. Sales volume increased 7.3% and decreased 1.1% for the three and nine month periods, respectively. The decrease in revenues and volume for the nine months is primarily attributable to extremely competitive market conditions. The adverse effect of the competitive market conditions on the Company's sales and operating results is expected to continue. However, the effect of these conditions on year-to-date sales was mitigated by distribution gains for certain of the Company's marketing programs which benefitted the current year's third quarter as well as generally stronger third quarter sales volumes for existing distribution as compared with the third quarter of the prior year.

Sales allowances increased $183,000 (2.0%) for the quarter and decreased $323,000 (1.3%) for the nine months, as compared to the prior year sales. However, sales allowances, as a percent of gross product sales, decreased for both periods as compared to the prior year, due primarily to changes in the sales mix of the Company's various marketing programs which promote at differing rates.

COST OF SALES AND SERVICES AND GROSS PROFIT

Gross profit decreased $1,957,000 (18.7%) and $5,490,000 (18.0%) for the three and nine month periods ended November 30, 1995, respectively, as compared with the same periods of the prior year. The gross margin decreased from 21.03% to 16.05% and from 22.12% to 18.22% for the three and nine months, respectively. Further, the gross profit method, at the estimated annual gross profit rate, is used to determine cost of goods sold in interim financial statements (See Note 3 - Notes to Financial Statements). Cost of sales and services increased $5,172,000 (13.2%) for the three months and $4,920,000 (4.6%) for the nine months, as compared with same periods of the prior year, primarily as a result of the 7.3% sales volume for the most recent quarter combined with increased packaging, raw material and plant operating costs.

Additionally, during the three and nine months, the Company incurred minor repair and maintenance charges as part of an ongoing program to restore the throughput of the Company's facilities to their approximate original capacity. As discussed in "Financial Condition, Liquidity and Capital Resources", the Company made approximately $2,464,000 of related capital asset additions under this program during the nine month period ended November 30, 1995. Repair and maintenance charges and capital asset additions to restore the throughput of the Company's facilities are expected to be significant for the next 2-3 years.

SELLING, ADMINISTRATIVE AND GENERAL EXPENSES

Selling, administrative and general expenses decreased $346,000, (3.9%) and $1,193,000 (4.7%), respectively, for the three and nine month periods ended November 30, 1995, as compared to the same periods of the prior year. Administrative and general expenses accounted for $619,000 (13.0%) and $1,541,000 (10.9%) of the decrease for the three and nine months respectively, primarily as the result of decreased incentive compensation and related benefits and decreased production incentive compensation related to the Company's mushroom farms. Storage expenses decreased $44,000 (1.6%) and increased $163,000 (2.4%) for the three and nine months respectively, primarily due to higher average inventories in fiscal 1996. Other expenses increased $317,000 (22.2%) and $185,000 (4.3%) for the three and nine months, respectively, primarily as the result of increased brokerage, advertising and other selling expenses.

INTEREST EXPENSE

Interest expense - net increased $383,000 (52.9%) for the three months and $657,000 (33.0%) for the nine months as compared to the same periods of the prior year due to higher average borrowings related to higher inventories, acquisition of treasury stock, the Santa Maria, California facility mortgage, and higher average interest rates.

MISCELLANEOUS INCOME (EXPENSE)

Miscellaneous Income in the amount of $3,000 and Miscellaneous Expense in the amount of $10,000 for the three and nine months ended November 30, 1995 relate to net gains/losses on the sales of plant, property and equipment and miscellaneous expenses for the periods.

Miscellaneous Income in the amount of $32,000 and Miscellaneous Expense in the amount of $124,000 for the three and nine months ended November 30, 1994, respectively, reflect a $212,000 charge resulting from a reduction in the carrying value of property held for disposal plus $30,000 in anticipated expenses related thereto, offset by net gains on sales of property, plant and equipment for nine months.

TAXES ON INCOME

Taxes on income for the three and nine months ended November 30, 1995 and 1994 consist of current and deferred taxes provided at the estimated effective federal and state tax rates expected to be recognized for the respective periods.

                          PART II - OTHER INFORMATION


Item 6.     Exhibits and Reports on Form 8-K

                (a) Exhibit - Computation of Earnings Per Common Share. 11 - Computation of Earnings Per Common Share
                         27 - Financial Data Schedule (for SEC use only)

                (b) Reports on Form 8-K - There was one Form 8-K filed for during the three months ended November 30, 1995, reporting under Item 5, Other Events, dated September 5, 1995.




                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        UNITED FOODS, INC.



Date:  January 15, 1996              By /s/ C.W. Gruenewald, II
                                        --------------------------------------
                                        C.W. Gruenewald, II
                                        Senior Vice President,
                                        Chief Financial Officer & Treasurer