Form 10-K405
period 1996-02-29
UNITED FOODS INC
filed 1996-05-28
CIK 728258

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-K
(Mark One)
[ X ]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                 FOR THE FISCAL YEAR ENDED FEBRUARY 29, 1996
                                       OR
[   ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
             FOR THE TRANSITION PERIOD FROM             TO
                                           -------------  -----------

                        COMMISSION FILE NUMBER 1-8574

                             UNITED FOODS, INC.

           (Exact name of registrant as specified in its charter)

             DELAWARE                                    74-1264568
     (State of Incorporation)               (I.R.S. Employer Identification No.)

        TEN PICTSWEET DRIVE, BELLS, TN                     38006
   (Address of principal executive offices)             (Zip Code)

     Registrant's telephone number, including area code: (901) 422-7600

         SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                    NAME OF EACH EXCHANGE
       TITLE OF EACH CLASS                           ON WHICH REGISTERED
     ------------------------                     --------------------------
       CLASS A COMMON STOCK                        AMERICAN STOCK EXCHANGE
     AND CLASS B COMMON STOCK                     AND PACIFIC STOCK EXCHANGE

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                             -----   -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this Chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     On April 30, 1996, 5,110,075 shares of Class A Common Stock and 5,699,854 shares of Class B Common Stock of United Foods, Inc. were outstanding and the aggregate market value of such Common Stock held by nonaffiliates (based on its closing transaction price on such date) was approximately $12,004,000.

                      DOCUMENTS INCORPORATED BY REFERENCE
     The definitive proxy statement for the annual meeting of stockholders on July 10, 1996, to be filed with the Commission by June 20, 1996 (the "1996 Proxy Statement"), has been incorporated by reference into Part III.

                                     PART I

ITEM 1. BUSINESS

GENERAL

     United Foods, Inc. (the "Company") was incorporated under the laws of Texas on March 9, 1956 and became a Delaware Corporation on September 30, 1983. The Company is principally engaged in the production, marketing and distribution of food products.

PRODUCTS

     The Company's primary food products include asparagus, black-eyed peas, broccoli, brussels sprouts, carrots, cauliflower, corn, green beans, green peas, green peppers, lima beans, mushrooms, onions, okra, southern greens, spinach, squash, strawberries, turnips, and various vegetable mixes and blends.

MARKETING

     The Company's food products are primarily sold directly to large national grocery chains and through food brokers to numerous independent food stores located throughout the United States for resale in the retail market. These products are sold both under the Company's brand names and under buyers' labels, and to military commissaries in the United States and overseas under the Company's brand names. Such sales represented approximately 72% of the Company's revenue for the year ended February 29, 1996. Since such a large part of the Company's sales are made in the retail market and since a significant proportion of the retail grocery trade in the United States is concentrated in the hands of national grocery chains, a large part of the Company's revenue is derived from sales to these chains. The Company's five largest customers are the Defense Personnel Support Center, Food Lion, Inc., The Kroger Company, Kenneth O. Lester Co., Inc. and J. R. Simplot Company, Inc. Sales to these five customers represented approximately 32% of the Company's revenue for the year ended February 29, 1996. Due to competition, the Company's mix of customers changes over time. Therefore, it is possible that the Company will lose one or more of its largest customers over time, and it is possible its operations will suffer materially as a result.

     The Company's principal brand name is "Pictsweet," which is used throughout the United States and in military commissaries overseas.

     The Company also sells certain of its food products, directly and through food brokers, to institutions located throughout the United States, such as restaurants, schools, hospitals, hotels, and federal and state government agencies. Such sales represented approximately 18% of the Company's revenue for the year ended February 29, 1996.

     In addition, the Company sells certain of its food products directly to other food companies. Such sales represented approximately 8% of the Company's revenue for the year ended February 29, 1996.

     The Company's food brokers are compensated on a commission basis.

     The Company does not consider backlog at year end to be material to an understanding of its business.

     Sales are somewhat seasonal. Historically, sales have been lower during the Company's second quarter (summer months) when fresh vegetables are more available to the consumer.

     The Company operates a truck fleet which transports a substantial portion of the Company's products. Transportation services are also provided to customers other than the Company and accounted for less than 1% of the Company's revenues for the year ended February 29, 1996.

     Rental and miscellaneous income accounted for approximately 2% of the Company's revenue for the year ended February 29, 1996.

TRADEMARKS



     Approximately 70% of the Company's revenues are derived from sales under the "Pictsweet" brand and other registered trademarks. These renewable trademarks expire over the next 20 years.

OPERATIONS

     Mushrooms and certain vegetables processed in the Company's Tennessee plant are grown on Company operated farms. Procurement of the remaining raw vegetables is generally either by contract with growers or from vegetable assemblers. Vegetable crops have seasonal features and their availability is subject to unpredictable changes in growing conditions which are inherent in the agriculture industry. The Company's operations were adversely affected by shortages of raw vegetables during fiscal 1993 and 1994. This caused the Company to procure raw and processed vegetables from alternative sources at higher than expected costs. Additionally, the reduced quantities of vegetables processed in the Company's plants caused increases in unit costs.

     The Company farms approximately 7,000 acres of leased land in West Tennessee. These farm operations supply part of the vegetables required for the Company's Tennessee plant.

     The Company has entered into reciprocal supply agreements with several other food processors under which the Company procures from these food processors, among other products, products that were previously processed at its Fairmont, Minnesota facility, which was closed in December, 1992, and the Company supplies to these food processors frozen vegetables processed at its Bells, Tennessee and Santa Maria, California facilities.

     The time and duration of processing seasons vary considerably according to the specific product. For example, all the white acre peas for a full year are processed in a short period of approximately two weeks, while broccoli is processed during approximately ten months of each year. Thus, substantial inventories are required for long periods of time to support the consumer demand for frozen vegetables throughout the year. Mushrooms are grown twelve months of each year.

     Working capital requirements follow inventory levels and the company looks to its lenders to cover working capital requirements. Interest rates on the Company's working capital loans fluctuate with the lender's prime rate, established base rates, the Term Federal Funds rate and LIBOR.

COMPETITION

     The Company is faced with substantial competition in all aspects of its business. The food industry is highly competitive, and competition has increased in recent years as a result of the efforts by the "Birdseye" and "Green Giant" brands to increase market share. The principal methods of competition in the food industry involve price and service. The Company has developed the Pictsweet brand into a national brand for fresh and frozen vegetables which enables it to differentiate its products on a basis other than price. In addition, the Company has a broad based national distribution system for frozen vegetables and a western regional distribution system for fresh mushrooms which give it a competitive advantage in the area of customer service. Over the past several years, imports of frozen vegetables have increased substantially and significant new processing capacity has been constructed in the United States. As a result, the total production capacity of frozen vegetables is now substantially in excess of current requirements.

EMPLOYEES

     At February 29, 1996, the company had approximately 2,100 full-time employees, of whom approximately 1,930 were engaged in farming, manufacturing and service activities and 170 in sales and administration. In addition, because of the seasonal nature of the production activities of the company, the company has numerous additional temporary employees. Peak employment during the year was approximately 2,800 employees of whom approximately 2,100 were full time employees and approximately 700 were temporary employees.

     One union has, intermittently, claimed bargaining rights at the Ventura, California mushroom farm. Currently, there are no negotiations underway.

     The Company's ongoing efforts to achieve the lowest possible costs includes analyzing its operations and selling, administrative and general expenses to identify areas in which costs can be reduced. These efforts resulted during fiscal 1996 in a reduction in the number of full time employees by approximately
100. A further reduction in full time employment of approximately 50 has occurred since February 29, 1996.

ITEM 2. PROPERTIES

OPERATING PLANTS

     The Company owns and is currently operating six facilities in California, Oregon, Tennessee and Utah. Although production varies with the seasons at the frozen vegetable plants, all the facilities operate during a substantial part of the year. Set forth in the table below is a list of the six facilities with various information concerning each:


                                                 APPROXIMATE SQUARE
LOCATION                 SPACE DEVOTED TO             FOOTAGE
- --------                 ----------------        ------------------
Bells, Tennessee         Processing Plant             212,000

                         Cold Storage Warehouse       239,000

Ogden, Utah              Processing Plant              68,000

                         Cold Storage Warehouse       150,000

Santa Maria, California  Processing Plant             150,000

                         Cold Storage Warehouse        42,000

Fillmore, Utah           Mushroom Farm                284,000

Salem, Oregon            Mushroom Farm                348,000

Ventura, California      Mushroom Farm                279,000

     Substantially all land, buildings and equipment are pledged as collateral for outstanding debt (See Note 3 - Notes to the Financial Statements).

     The Company farms approximately 7,000 acres of leased farmland in West Tennessee to supply part of the vegetables required for the Company's Bells, Tennessee plant. The Company owns or leases the machinery and equipment located at all of its facilities. Although utilization of production capacity varies from facility to facility, overall utilization is approximately 75%.

ITEM 3. LEGAL PROCEEDINGS

On December 13, 1993, the Company entered into an agreement with the United States Environmental Protection Agency ("USEPA") in settlement of alleged violations of the Clean Water Act in clearing land in Rossville, Tennessee for use as a vegetable farm. The agreement provides that the Company will restore certain wetlands, plant hardwood trees and construct a levee on sections of the property, monitor the site for five years and make periodic reports to the USEPA and Army Corps of Engineers. This agreement will not materially and adversely affect the Company's financial position or results of its operations.

     With the exception of the USEPA matter, there are no legal proceedings required to be reported pursuant to Item 103 of Regulation S-K. (See Note 9.B - Notes to Financial Statements).


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company did not submit any matters to a vote of security holders during the quarter ended February 29, 1996.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK AND DIVIDENDS


     The Class A and B Common Stocks of the Company are both traded on the American and Pacific Coast Stock Exchanges. Ticker Symbols: UFD A and UFD B.


                                    CLASS A                       CLASS B
                         ----------------------------  -----------------------------
                         SALE PRICE                    SALE PRICE
                         ----------                    ----------
QUARTER ENDED            HIGH    LOW      DIVIDEND(1)  HIGH     LOW      DIVIDEND(1)
- -------------            ----    ---      -----------  ----     ---      -----------
February 28, 1994        2 1/8   1 5/8         -       2 1/8    1 11/16       -
May 31, 1994             2 5/16  1 9/16        -       2 3/8    1 9/16        -
August 31, 1994          2 5/16  1 15/16       -       2 5/16   1 15/16       -
November 30, 1994        2 3/8   1 15/16       -       2 7/16   2             -
February 28, 1995        2 5/8   1 15/16       -       2 13/16  2             -
May 31, 1995             2 5/8   2             -       2 3/4    2 1/8         -
August 31, 1995          2 9/16  1 5/8         -       2 9/16   1 3/4         -
November 30, 1995        2 5/16  1 3/4         -       2 1/2    1 3/4         -
February 29, 1996        2 1/8   1 5/8         -       2 1/8    1 5/8         -

(1) Restrictive covenants in various loan agreements limit retained earnings available for payment of dividends to $6,856,000 at February 29, 1996 (See
     Note 3- Notes to Financial Statements).

APPROXIMATE NUMBER OF COMMON EQUITY SECURITY HOLDERS


                                    APPROXIMATE NUMBER OF
      TITLE OF CLASS        RECORD HOLDERS AS OF FEBRUARY 29, 1996
- --------------------------  --------------------------------------
Common Stock, $1 par value
          Class A                          2,400
          Class B                          1,900

ITEM 6. SELECTED FINANCIAL DATA

     The following selected financial data of the Company should be read in conjunction with the financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations, included elsewhere herein. The financial information has been derived from audited financial statements of the Company.


                                                            YEAR ENDED FEBRUARY 28 OR 29,
                                                -----------------------------------------------------
                                                  1996       1995       1994       1993       1992
                                                ---------  ---------  ---------  ---------  ---------
                                                    (THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)
                                                -----------------------------------------------------
Net sales and service revenues................    191,714    190,256    175,796    156,318    154,368
Operating income..............................      2,914      6,984      3,286      2,914      4,669
Income (loss) from continuing
  operations before cumulative effect of
  change in accounting(1).....................       (660)     2,402         90       (221)     3,940
Cumulative effect on prior years of
  change in accounting for income
  taxes(2)....................................          -          -          -     (1,895)         -
Net income (loss).............................       (660)     2,402         90     (2,116)        35
Earnings (loss) per share of common
  stock and common stock equivalents:(3)
    Income (loss) from continuing operations..      (0.06)       .19        .01       (.02)       .30
    Loss from discontinued operations.........          -          -          -          -       (.30)
    Cumulative effect of accounting
      change                                            -          -          -       (.14)         -
    Net income (loss).........................      (0.06)       .19        .01       (.16)       .00
Long-term debt................................     46,650     30,076     27,148     37,882     48,929
Total assets..................................    128,188    114,157    109,516    119,960    128,885
Cash dividends per common share:
  Class A.....................................          -          -          -          -          -
  Class B.....................................          -          -          -          -          -

(1) The Company recorded estimated pre-tax gains on an insurance claim of $5,806,000 and $6,440,000 in fiscal 1992 and 1991, respectively. In fiscal 1993, the Company agreed to a settlement of the claim that reduced pre-tax income by $726,000.
(2) Effective March 1, 1992, the Company adopted FAS 109, "Accounting for Income Taxes."
(3) Earnings per share of common stock and common stock equivalents have been computed on the average number of shares required to be recognized during the respective periods. Earnings per share are the same for primary and fully diluted computations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of cash are operations and external committed credit facilities. At February 29, 1996 the Company's revolving credit facilities totaled $26,000,000, all of which was currently available. (See Note 3- Notes to Financial Statements). During fiscal 1996, the Company obtained a $5,000,000 increase in one of its revolving credit facilities for the months of September through November, 1995, such increase reducing to $3,000,000 for December, 1995, $2,000,000 for January, 1996 and $1,000,000 for
February, 1996.

     The Company's sources of liquidity are expected to adequately meet requirements for the upcoming year and the foreseeable future; however, new financing alternatives are constantly evaluated to determine their practicality and availability in order to provide the Company with sufficient and timely funding at the least possible cost. The $3,000,000 and $23,000,000 revolving credit facilities currently mature in fiscal 1999. One-year extensions of maturity dates of the revolving credit facilities will be considered by the lenders annually. If annual extensions are not granted, the Company will then investigate revolving credit facilities with other lenders and believes it can replace any current revolving credit facility within its remaining 24-month term.

     Operations provided net cash flows of $5,890,000 in fiscal 1996. Increases in inventories were offset in part by increases in accounts payable and accruals as the result of timing factors. Operations provided net cash flows of $6,747,000 in fiscal 1995. The $4,957,000 increase in inventories in fiscal 1995 generally represents a build-up to normal levels following weather related shortages of raw product experienced in fiscal 1994 and 1993. Operations provided net cash flows of $16,370,000 in fiscal 1994 which included the collection of accounts receivable related to discontinued operations in the amount of $4,379,000 and a reduction in inventories in the amount of $4,532,000 and other assets in the amount of $1,105,000.

     Investing activities used cash of $12,006,000 in fiscal 1996, $10,588,000 in fiscal 1995 and $2,530,000 in fiscal 1994. The increased investments in fiscal 1996 compared to 1995 were primarily the result of additional capital expenditures of $1,033,000 and a reduction in property and equipment disposals. The increased investments in fiscal 1995 compared to fiscal 1994 were primarily the result of additional capital expenditures of $3,100,000 in fiscal 1995 and the cash provided by the collection of insurance proceeds of $3,640,000 in fiscal 1994 from a fiscal 1991 involuntary conversion.

     Financing activities provided cash of $6,693,000 and $297,000 in fiscal 1996 and 1995, respectively, and used cash of $11,362,000 in fiscal 1994. The cash generated by operating activities in fiscal 1995 and 1994 was used to reduce long-term debt. The purchases of treasury stock in fiscal 1996 and 1995 used cash in the amount of $2,284,000 and $2,588,000, respectively. Additionally, $1,033,000 and $3,100,000 was borrowed to finance increases in capital expenditures in fiscal 1996 and 1995, respectively.

     Working capital at February 29, 1996 amounted to $42,164,000, compared to working capital of $41,013,000 at February 28, 1995 and $39,535,000 as of February 28, 1994. This increase in working capital in 1996 was primarily the result of increased inventories, offset in part by a decrease in trade receivables.

     The Company's ratio of debt to equity was 1.35 to 1 at February 29, 1996, an increase from .99 to 1 at February 28, 1995 primarily as a result of the purchase of the Company's previously leased facility located in Santa Maria, California on September 29, 1995 in exchange for $8,000,000 of mortgage notes (See Note 3-Notes to Financial Statements), combined with the $2,284,000 purchase of treasury stock in November 1995.

CAPITAL EXPENDITURES

     Capital expenditures, on an accrual basis amounted to $19,914,000 in fiscal 1996 compared with $9,874,000 and $9,133,000 in fiscal 1995 and 1994, respectively. The fiscal 1996 capital expenditures include the purchase of its leased facility in Santa Maria, California financed in exchange for $8,000,000 in mortgage notes (See Note 3-Notes to Financial Statements). Capital expenditures for fiscal 1997 are estimated to be $4,000,000 which is approximately $4,000,000 less than depreciation expense projected for fiscal 1997.

     Capital expenditures are expected to be for normal replacement of older equipment with more efficient and energy saving equipment, for equipment to restore the throughput of the Company's frozen vegetable plants to their approximate original capacity, and for equipment to expand production capacity to permit the Company to meet its obligations under multi-year reciprocal supply agreements (See "Supply Agreements"). These expenditures are expected to be funded from operations and the Company's revolving credit facilities.

IMPACT OF INFLATION

     Whether current selling prices will be maintained or future selling price increases will be sufficient to match any future cost increases is not determinable at the present time due to the highly competitive conditions which exist in the food industry.

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

     Operating results for the years ended February 28, 1994 and 1993 were adversely impacted by weather-related shortages of certain vegetables from planned sources. This required the Company to procure raw and processed product from alternative sources at higher than expected costs and reduced quantities of raw product processed at Company owned and leased facilities, which also increased unit costs.

     The Company has always been faced with very strong competition in the marketplace from large brand name competitors, private regional U.S. vegetable processors, and privately-owned Mexican vegetable processors. These competitive pressures, coupled with low overall growth, have led to weak market pricing. We anticipate that this condition will continue for several years.

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

     The effect on the Company's operations and its ability to withstand the costs of developing healthcare, labeling, OSHA, EPA, taxation and other governmental regulations is unknown.

SERVICE REVENUES

     Service revenues consist primarily of outside revenue from the Company's trucking operations used in the distribution of frozen vegetables, rental and miscellaneous income.

SUPPLY AGREEMENTS

     The Company has entered into two multi-year reciprocal supply agreements with other food processing companies. Through these agreements the Company procures frozen vegetables to meet production and inventory requirements. Also, the Company sells frozen vegetables processed at the Company's Tennessee and California facilities to the other food processors.

RECENT ACCOUNTING PRONOUNCEMENTS

     In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," ("FAS 121") which will be effective for fiscal years beginning after December 15, 1995. For assets that will be held and used, FAS 121 will require an impairment to be recognized if the expected future cash flows from the use and eventual disposition of the asset are less than the carrying amount of the asset. Such an impairment loss will be measured as the difference between the fair value and the carrying value of the asset. Assets to be disposed of that are not covered by Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," will be reported at the lower of the carrying amount or fair value less cost to sell. The adoption of FAS 121 is not expected to have a material effect on the Company's financial position or results of operations.

     FASB statement No. 123, "Account for Stock-Based Compensation" ("FAS 123"), was issued in October 1995 and is effective for transactions entered into in fiscal years that begin after December 15, 1995. The disclosure requirements of FAS 123 are also effective for financial statements for fiscal years beginning after December 15, 1995. This new standard encourages entities to adopt a fair value method of accounting for employee stock-based compensation plans and requires such accounting for transactions in which an entity acquires goods or services from non employees through issuance of equity instruments. As allowed under the provisions of FAS 123, the Company will continue to measure compensation cost for employee stock-based compensation plans using the intrinsic value based method of accounting prescribed by the Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." As such, the Company will make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting had been applied. The Company does not expect adoption to have a material effect on its financial position or results of operations.

(The following discussions address income from continuing operations only unless otherwise noted.)

FISCAL 1996 COMPARED TO FISCAL 1995

NET SALES AND SERVICE REVENUES

     Net sales and service revenues increased $1,458,000 or .8% for fiscal 1996 as compared with fiscal 1995 as follows:


                                       YEAR ENDED FEBRUARY 29 OR 28
                                       ----------------------------
                                            1996          1995
                                        ------------  ------------
Gross Sales Revenues:
Food Product..........................  $221,991,000  $222,285,000
Services..............................     3,192,000     2,820,000
                                        ------------  ------------
Total Gross Revenues..................   225,183,000   225,105,000
Less Sales Allowances on Food Products   (33,469,000)  (34,849,000)
                                        ------------  ------------
Net Sales and Service Revenues........  $191,714,000  $190,256,000
                                        ============  ============

     Food product gross sales decreased $294,000 or .1% in fiscal 1996 as compared with fiscal 1995 and included sales volume increases of .3%. Sales to other food processing companies in connection with multi-year reciprocal supply agreements (previously mentioned) decreased $2,550,000 (23%). Average selling prices of other food product sales decreased 2.2% from 1995 to 1996 as the result of continuing competitive pricing pressures. Sales allowances decreased $1,380,000 or 4.0% primarily as the result of lower promotional expenses resulting from changes in the sales of the Company's various marketing programs which promote at differing rates. Service revenues increased $372,000 or 13.2% primarily as the result of an increase in rental and miscellaneous income of $667,000 (51.2%) which was offset by decreased revenue of $295,000 (19.4%) for the Company's owner-operated truck fleet.

COST OF SALES AND SERVICES

     Cost of sales and services increased $6,583,000 or 4.4% in fiscal 1996 as compared with the previous year primarily as the result of less than expected raw product growing yields which resulted in increased unit production costs. Gross profit decreased $5,125,000 in fiscal 1996 as compared with the previous year and the gross profit margin was 19.0% for fiscal 1996 as compared with 21.8% for fiscal 1995. The decreases in gross profit and gross profit margin result primarily from increased unit costs and decreased average selling prices previously mentioned.

SELLING, ADMINISTRATIVE AND GENERAL EXPENSES

     Selling, administrative and general expenses decreased $1,055,000 (3.1%) primarily as the result of decreased pension and incentive compensation of $1,682,000 (55.5%) ($1,006,000 of which is related to decreased production incentive compensation), increased brokerage expense of $96,000 (attributable to increase in brokered gross food products sales) increased administrative, general selling expenses and other expenses of $395,000 and increased storage costs of $136,000 due to increase in average frozen inventory.

INTEREST EXPENSE

     Interest expense increased $1,145,000 (40.4%) due to higher average borrowings related to higher average inventories, capital expenditures and the purchase of treasury stock, and to an overall increase in average interest rates.

MISCELLANEOUS EXPENSE

     Miscellaneous Income - Net in the amount of $28,000 for fiscal 1996, reflects net gains realized on disposal of property, plant and equipment of $34,000 offset by miscellaneous expenses of $6,000.

TAXES ON INCOME

     Taxes on income consist of current and deferred income taxes required to be recognized for fiscal 1996.

FISCAL 1995 COMPARED TO FISCAL 1994

NET SALES AND SERVICE REVENUES

     Net sales and service revenues increased $14,460,000 or 8.2% for fiscal 1995 as compared with fiscal 1994 as follows:


                                          YEAR ENDED FEBRUARY 28
                                        --------------------------
                                            1995          1994
                                        ------------  ------------
Gross Sales Revenues:
Food Products.........................  $222,285,000  $204,496,000
  Services............................     2,820,000     2,876,000
                                        ------------  ------------
Total Gross Revenues..................   225,105,000   207,372,000
Less Sales Allowances on Food Products   (34,849,000)  (31,576,000)
                                        ------------  ------------
  Net Sales and Service Revenues......  $190,256,000  $175,796,000
                                        ============  ============



     Food product gross sales increased $17,789,000 or 8.7% in fiscal 1995 as compared to fiscal 1994, and sales volume increased 10.9%. Sales to another food processing company, in connection with a five-year reciprocal supply agreement (previously mentioned), accounted for 28.7% of the gross sales dollar increase and 69.0% of the volume increase. The balance of the gross sales dollar and volume increase is generally attributable to increased demand for certain food products. Continued competitive pricing pressures adversely impacted food product net sales revenues during fiscal 1995 primarily as the result of sales allowances increasing $3,273,000 or 10.4%, due to higher promotional expenses and freight costs. Service revenues decreased $56,000 or 1.9% primarily as the result of decreased outside revenues from the Company's trucking operations of $248,000 and increased other revenue of $192,000.

COST OF SALES AND SERVICES

     Cost of sales and services increased $5,176,000 or 3.6% in fiscal 1995 as compared with the previous year, primarily as a result of the 10.9% sales volume increase. The increase in margins resulted primarily from a combination of an increase in demand for some products and reduced costs for certain raw products due to improved weather conditions.

     During the third and fourth quarters of fiscal 1995, the Company recorded a repair and maintenance charge to operations of approximately $1,972,000 as part of a program to restore the throughput of the Company's plants to their approximate original capacity. The increased throughput is needed to accommodate the significant increase in frozen vegetable production. It is expected that repair and maintenance expenditures under this program will continue to be significant during the next three fiscal years. During the fourth quarter of fiscal 1994, the Company charged $1,925,000 to cost of sales for impaired pension deposits.

SELLING, ADMINISTRATIVE AND GENERAL EXPENSES

     Selling, administrative and general expenses increased $5,586,000 (19.3%) primarily as the result of increased storage of $2,230,000 (due to a 12.3% increase in average frozen inventory levels and increased cold storage cost in fiscal 1995), increased pension and incentive compensation of $1,796,000 ($1,164,000 of which is related to increased production incentive compensation), increased brokerage expense of $104,000 (attributable to the fiscal 1995 increased in brokered gross food products sales) and increased administrative, general selling expenses and other expenses of $1,456,000 (primarily attributable to increased compensation, associated payroll taxes and benefits or $1,230,000).

INTEREST EXPENSE

     Interest expense decreased $308,000 (9.8%) due to lower average borrowings, offset in part by higher average interest rates.

MISCELLANEOUS EXPENSE

     Miscellaneous Expense - Net in the amount of $176,000 for fiscal 1995, reflects a $300,000 charge resulting from a reduction in the carrying value of property held for disposal, offset primarily by net gains realized on disposal of property, plant and equipment.

TAXES ON INCOME

     Taxes on income consist of current and deferred income taxes required to be recognized for fiscal 1995. At February 28, 1995, the Company had a $557,000 net current deferred tax asset which is more likely than not to be realized through the reversal of deferred tax liabilities and/or future taxable income.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA




               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Stockholders and
Board of Directors of
United Foods, Inc.

     We have audited the accompanying balance sheets of United Foods, Inc. as of February 29, 1996 and February 28, 1995, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended February 29, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of United Foods, Inc. at February 29, 1996 and February 28, 1995, and the results of its operations and its cash flows for each of the three years in the period ended February 29, 1996 in conformity with generally accepted accounting principles.



                                             /s/ BDO Seidman, LLP
                                                 ----------------
                                                 BDO Seidman, LLP

Memphis, Tennessee
April 4, 1996

                               UNITED FOODS, INC.
                                 BALANCE SHEETS




                                                                                           FEBRUARY 29 OR 28,
                                                                                      ----------------------------
                    ASSETS                                                                1996           1995
           ----------------------                                                     -------------  -------------
CURRENT:

  Cash and cash equivalents..............................................                $1,029,000       $452,000

  Trade accounts receivable, less allowance of $260,000 and $235,000
    for possible losses (Notes 1 and 3)..................................                14,502,000     15,328,000

  Inventories (Notes 2 and 3)............................................                43,099,000     40,364,000

  Prepaid expenses and miscellaneous.....................................                 4,592,000      5,061,000

  Deferred income taxes (Note 5).........................................                   777,000        557,000
                                                                                       ------------   ------------

    TOTAL CURRENT ASSETS.................................................                63,999,000     61,762,000
                                                                                       ------------   ------------
PROPERTY AND EQUIPMENT (Notes 3 and 7):

  Land and land improvements.............................................                 8,965,000      8,083,000

  Buildings..............................................................                21,039,000     18,224,000

  Machinery and equipment................................................                92,536,000     75,163,000
                                                                                       ------------   ------------

                                                                                        122,540,000    101,470,000

  Less accumulated depreciation and amortization.........................               (60,204,000)   (52,241,000)
                                                                                       ------------   ------------

    NET PROPERTY AND EQUIPMENT...........................................                62,336,000     49,229,000
                                                                                       ------------   ------------

OTHER ASSETS.............................................................                 1,853,000      3,166,000
                                                                                       ------------   ------------

                                                                                       $128,188,000   $114,157,000
                                                                                       ============   ============


                    See accompanying summary of accounting
                       policies and notes to financial
                                  statements

                                                                                    FEBRUARY 29 OR 28,
                                                                              ------------------------------
           LIABILITIES AND STOCKHOLDERS' EQUITY                                  1996                1995
      ---------------------------------------------                           -----------        -----------
CURRENT LIABILITIES:
  Accounts payable.....................................................       $11,092,000        $8,301,000
  Accruals:
    Compensation and related taxes.....................................         2,816,000         4,401,000
    Pension contributions (Note 8).....................................           550,000           458,000
    Income taxes (Note 5)..............................................           206,000           742,000
    Workers' compensation claims (Note 9)..............................         1,144,000         1,371,000
    Interest...........................................................           665,000           342,000
    Miscellaneous......................................................           695,000           832,000
  Current maturities of long-term debt (Notes 3 and 8).................         4,667,000         4,302,000
                                                                             ------------      ------------
TOTAL CURRENT LIABILITIES..............................................        21,835,000        20,749,000
LONG-TERM DEBT, less current maturities (Notes 3 and 8)................        46,650,000        30,076,000
DEFERRED INCOME TAXES (Note 5).........................................         5,169,000         5,892,000
                                                                             ------------      ------------
       TOTAL LIABILITIES...............................................        73,654,000        56,717,000
                                                                             ------------      ------------
COMMITMENTS AND CONTINGENCIES (Notes 4, 8, and 9)

STOCKHOLDERS' EQUITY (Note 4):
  Preferred stock, $1 par - shares authorized, 10,000,000..............                 -                 -
  Common stock, Class A, $1 par (one-tenth vote per share when
    Class A and B vote together, elects 25% of Board), shares
    authorized 25,000,000; issued 7,649,457 and 7,647,932..............         7,650,000         7,648,000
  Common stock, Class B, $1 par, convertible into Class A on a share for share basis (elects 75% of Board) - shares authorized
    10,000,000; issued 7,096,180 and 7,097,705.........................         7,096,000         7,098,000
Additional paid-in capital.............................................         8,644,000         8,687,000
Retained earnings (Note 3).............................................        41,261,000        41,921,000
                                                                             ------------      ------------
                                                                               64,651,000        65,354,000
Treasury stock, at cost, 3,935,708 and 2,953,139 shares, respectively..       (10,117,000)       (7,914,000)
                                                                             ------------      ------------
       TOTAL STOCKHOLDERS' EQUITY......................................        54,534,000        57,440,000
                                                                             ------------      ------------
                                                                             $128,188,000      $114,157,000
                                                                             ============      ============

    See accompanying summary of accounting policies and notes to financial statements.

                               UNITED FOODS, INC.
                            STATEMENTS OF OPERATIONS
                            ------------------------



                                                                    YEAR ENDED FEBRUARY 29 OR 28,
                                                               ----------------------------------------
                                                                   1996          1995          1994
                                                               ------------  ------------  ------------
NET SALES AND SERVICE REVENUES.........................        $191,714,000  $190,256,000  $175,796,000
COST OF SALES AND SERVICES.............................         155,343,000   148,760,000   143,584,000
                                                               ------------  ------------  ------------
   Gross profit........................................          36,371,000    41,496,000    32,212,000

SELLING, ADMINISTRATIVE AND GENERAL
  EXPENSES.............................................          33,457,000    34,512,000    28,926,000
                                                               ------------  ------------  ------------

   Operating income....................................           2,914,000     6,984,000     3,286,000
                                                               ------------  ------------  ------------
OTHER INCOME (EXPENSE):
 Interest expense......................................          (3,976,000)   (2,831,000)   (3,139,000)
 Miscellaneous income (expense), net...................              28,000      (176,000)      (97,000)
                                                               ------------  ------------  ------------
   Total other expense.................................          (3,948,000)   (3,007,000)   (3,236,000)
                                                               ------------  ------------  ------------
   Income (loss) before taxes on income (benefit)                (1,034,000)    3,977,000        50,000

TAXES ON INCOME (BENEFIT)(Note 5)......................            (374,000)    1,575,000       (40,000)
                                                               ------------  ------------  ------------
NET INCOME (LOSS)......................................        $   (660,000) $  2,402,000  $     90,000
                                                               ============  ============  ============
EARNINGS (LOSS) PER SHARE (Note 6):
Net income (loss)......................................        $      (0.06) $       0.19  $       0.01
                                                               ============  ============  ============



See accompanying summary of accounting policies and notes to financial statements.

                               UNITED FOODS, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                       ----------------------------------



                                                    COMMON STOCK - CLASS A    COMMON STOCK - CLASS B
                                                   ------------------------  ------------------------
                                                       SHARES       AMOUNT       SHARES       AMOUNT
                                                   -----------  -----------  -----------  -----------
Balance, February 28, 1993.....................      7,647,732   $7,648,000    7,097,905   $7,098,000

Net income for the year........................              -            -            -            -
Exchange of Class B common
  stock for Class A common stock...............            100            -         (100)           -
Purchase of treasury stock (Note 6)                          -            -            -            -
                                                     ---------   ----------    ---------   ----------
Balance, February 28, 1994                           7,647,832    7,648,000    7,097,805    7,098,000

Net income for the year........................              -            -            -            -

Exchange of Class B common
  stock for Class A common stock...............            100            -         (100)           -
Purchase of treasury stock (Note 6)............              -            -            -            -
Exercise of options....... ....................              -            -            -            -
                                                     ---------   ----------    ---------   ----------

Balance, February 28, 1995                           7,647,932    7,648,000    7,097,705    7,098,000

Net loss for the year..... ....................              -            -            -            -
Exchange of Class B common
  stock for Class A common stock...............          1,525        2,000       (1,525)      (2,000)
Purchase of treasury stock (Note 6)............              -            -            -            -
Exercise of options....... ....................              -            -            -            -
                                                     ---------   ----------    ---------   ----------
Balance, February 29, 1996.....................      7,649,457   $7,650,000    7,096,180   $7,096,000
                                                     =========   ==========    =========   ==========


               See accompanying summary of accounting policies
                      and notes to financial statements.

                                    TREASURY STOCK
                               -------------------------
  ADDITIONAL       RETAINED
PAID-IN CAPITAL    EARNINGS      SHARES        AMOUNT         TOTAL
- ---------------  ------------  ---------   -------------  -------------
$     8,693,000  $ 39,429,000  1,875,004  $   (5,339,000)  $ 57,529,000
              -        90,000          -               -         90,000
              -             -          -               -              -
              -             -         58               -              -
- ---------------  ------------  ---------   -------------  -------------
      8,693,000    39,519,000  1,875,062      (5,339,000)    57,619,000
              -     2,402,000          -               -      2,402,000
              -             -          -               -              -
              -             -  1,083,077      (2,588,000)    (2,588,000)
         (6,000)            -     (5,000)         13,000          7,000
- ---------------  ------------  ---------   -------------  -------------
      8,687,000    41,921,000  2,953,139      (7,914,000)    57,440,000
              -      (660,000)         -               -       (660,000)
              -             -          -               -              -
              -             -  1,012,569      (2,284,000)    (2,284,000)
        (43,000)            -    (30,000)         81,000         38,000
- ---------------  ------------  ---------   -------------  -------------
$     8,644,000  $ 41,261,000  3,935,708   $ (10,117,000) $  54,534,000
===============  ============  =========   =============  =============



               See accompanying summary of accounting policies
                      and notes to financial statements.

                               UNITED FOODS, INC.
                            STATEMENTS OF CASH FLOWS
                            ------------------------



                                                                     YEAR ENDED FEBRUARY 29 OR 28,
                                                                --------------------------------------
                                                                   1996          1995          1994
                                                                -----------   -----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss).........................................    $   (660,000)   $2,402,000   $   90,000
 Adjustments to reconcile net income (loss) to net
   cash provided by operating activities:
   Depreciation............................................       7,362,000     6,637,000    6,005,000
   Provision for losses on accounts receivable.............          43,000        20,000       50,000
   Loss (gain) on disposal of property and equipment.......         (34,000)      475,000      113,000
   Writedown of property held for disposal.................               -       300,000            -
   Deferred income taxes...................................        (943,000)     (292,000)    (249,000)
   Change in operating assets and liabilities:
     Accounts and notes receivable.........................         783,000    (1,378,000)     197,000
     Inventories...........................................      (2,735,000)   (4,957,000)   4,532,000
     Refundable income taxes...............................               -       959,000      263,000
     Prepaid expenses and miscellaneous....................         469,000      (695,000)     (50,000)
     Other assets..........................................         716,000       228,000    1,105,000
     Income taxes payable..................................        (536,000)      600,000            -
     Accounts payable and accruals.........................       1,407,000     2,237,000    (125,000)
   Changes in net assets of discontinued operations                  18,000       211,000    4,379,000
   Provision for loss on net assets of discontinued
     operations............................................               -             -       60,000
                                                                -----------   -----------   ----------
      Net cash provided by operating activities............       5,890,000     6,747,000   16,370,000
                                                                -----------   -----------   ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures.....................................     (12,064,000)  (11,031,000)  (7,931,000)
  Proceeds from sale of property and equipment.............          58,000       443,000    1,761,000
  Proceeds from involuntary conversion.....................               -             -    3,640,000
                                                                -----------   -----------   ----------
        Net cash used by investing activities..............     (12,006,000)  (10,588,000)  (2,530,000)
                                                                -----------   -----------   ----------



See accompanying summary of accounting policies and notes to financial statements.

                               UNITED FOODS, INC.
                            STATEMENTS OF CASH FLOWS
                                  (CONCLUDED)
                            ------------------------



                                                                      YEAR ENDED FEBRUARY 29 OR 28,
                                                                ----------------------------------------
                                                                   1996           1995           1994
                                                                ----------     ----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:                           ----------     ----------    -----------
  Proceeds from long-term borrowings.....................       $1,169,000     $1,073,000    $         -
  Exercise of stock options..............................           38,000          7,000              -
  Net borrowings under line-of-credit agreement                 12,209,000      6,386,000      1,500,000
  Reduction of long-term debt............................       (4,439,000)    (4,581,000)   (12,862,000)
  Purchase of treasury stock.............................       (2,284,000)    (2,588,000)             -
                                                                ----------     ----------    -----------
      Net cash provided (used) by financing
       activities........................................        6,693,000        297,000    (11,362,000)
                                                                ----------     ----------    -----------
NET INCREASE (DECREASE) IN CASH FOR THE
  YEAR...................................................          577,000     (3,544,000)     2,478,000

CASH AND CASH EQUIVALENTS, beginning of year.............          452,000      3,996,000      1,518,000
                                                                ----------     ----------    -----------
CASH AND CASH EQUIVALENTS, end of year...................       $1,029,000     $  452,000    $ 3,996,000
                                                                ==========     ==========    ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the year for:
  Interest...............................................       $3,452,000     $2,706,000    $ 3,004,000
  Income taxes...........................................       $1,157,000     $1,169,000    $   435,000



Non-cash investing and financing activities:

  In September 1995, the Company purchased the facility it was previously leasing in Santa Maria, California for $8,000,000 which was financed with mortgage notes (Note 3).

  Capital expenditures of $160,000, $310,000 and $1,469,000 are included in accounts payable at February 29 or 28, 1996, 1995 and 1994, respectively.



See accompanying summary of accounting policies and notes to financial statements.

                              UNITED FOODS, INC.
                        SUMMARY OF ACCOUNTING POLICIES



LINES OF BUSINESS

     The Company is principally engaged in the production, marketing and distribution of food products, primarily frozen vegetables and fresh mushrooms.

     Some of the Company's food products are distributed for resale in the retail market directly to large national grocery chains and through food brokers to numerous independent food stores located throughout the United States, both under the Company's brand name and under buyers' labels, and to military commissaries in the United States and overseas under the Company's brand name.

     The Company also sells certain of its food products, directly and through food brokers, to institutions located throughout the United States, such as restaurants, schools, hospitals, hotels, and federal and state government agencies.

     The Company is currently operating six owned facilities in California, Oregon, Tennessee and Utah. Although production varies with the seasons at the respective frozen vegetable plants, all the facilities operate during a substantial part of the year.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

     For purposes of the statements of cash flows, the Company classifies cash on hand, savings and checking accounts and short-term investments with initial maturities of less than 90 days as cash equivalents.

INVENTORY VALUATION

     Substantially all of the Company's inventories are valued at the lower of cost (first-in, first-out) or market. Market for finished goods is based on net realizable value; raw materials and growing crops are based on replacement cost.

PROPERTY, EQUIPMENT, DEPRECIATION AND AMORTIZATION

     Property and equipment are stated at cost. Depreciation and amortization on property and equipment are computed principally on the straight-line method for financial reporting purposes over the following estimated useful lives:

           DESCRIPTION                          YEARS
           -----------                          -----

      Buildings......................           5-60
      Machinery and equipment........           3-13



     For income tax purposes, depreciation on property and equipment is computed primarily on accelerated methods.

                               UNITED FOODS, INC.
                         SUMMARY OF ACCOUNTING POLICIES
                                  (CONCLUDED)



REVENUE RECOGNITION

     Sales and related cost of sales are recognized primarily upon shipment of products.

PRODUCT INTRODUCTION AND MARKETING COSTS

     In connection with the introduction of new product lines or the expansion of its market position in the United States, the Company defers and amortizes product introduction and related costs over a twelve-month period.

PENSION PLANS

     The Company has separate defined contribution pension plans for hourly non-clerical employees and for salaried and hourly clerical employees. The Company funds pension costs as accrued.

TAXES ON INCOME

     The Company provides for estimated income taxes payable or refundable on current year income tax returns and for the estimated future tax effects attributable to temporary differences and carryforwards. Measurement of deferred income taxes is based on enacted tax laws and tax rates, with the measurement of deferred income tax assets being reduced by estimated amounts of tax benefits not likely to be realized.

STOCK OPTIONS

     Stock options are granted to certain key employees at the prevailing market price on the date of the grant. Proceeds from the sale of unissued common stock under these options are credited to common stock and additional paid-in capital at the time the options are exercised. If treasury stock is issued, the Company credits cost of treasury stock and charges additional paid-in capital for the excess of cost over the option price. The Company makes no charge to earnings with respect to these options.

EARNINGS PER SHARE

     Earnings per share are based on the weighted average number of common shares outstanding during each year. Common stock equivalents in the form of stock options are also considered in the computation when the effect is dilutive.

                               UNITED FOODS, INC.
                         NOTES TO FINANCIAL STATEMENTS



NOTE 1.  RECEIVABLES

     Activity in the allowance for possible losses is summarized as follows:


                                                      YEAR ENDED FEBRUARY 29 OR 28,
                                                  ----------------------------------
                                                  1996        1995        1994
                                                  ----------  ----------  ----------
Balance at beginning of year.................     $  235,000  $  215,000  $1,005,000
Charged to expense...........................         43,000      20,000      50,000
Balances written off, net of recoveries......        (18,000)          -    (840,000)
                                                  ----------  ----------  ----------
Balance at end of year.......................     $  260,000  $  235,000  $  215,000
                                                  ==========  ==========  ==========

NOTE 2.  INVENTORIES

     Inventories are summarized as follows:

                                   FEBRUARY 29 OR 28,
                               --------------------------
                                  1996          1995
                               ------------  ------------
Finished products.......       $ 36,863,000  $ 35,358,000
Raw materials...........          3,129,000     2,296,000
Growing crops...........          1,948,000     2,008,000
Merchandise and supplies          1,159,000       702,000
                               ------------  ------------
                               $ 43,099,000  $ 40,364,000
                               ============  ============

                               UNITED FOODS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (CONTINUED)



NOTE 3.  LONG-TERM DEBT

     Long-term debt is summarized as follows:

                                                                                            FEBRUARY 29 OR 28,
                                                                                        --------------------------
                                                                                            1996          1995
                                                                                        -----------   -----------
6.97% term note, payable in quarterly installments of $643,000, plus interest, through July 1999, collateralized by certain trade receivables, inventory, farms and equipment located in California,
  Oregon and Utah.............................................................          $ 9,000,000   $11,571,000
10% term note, payable in monthly installments of $161,000 including interest, through August 2002, collateralized by certain plant and
  equipment located in Bells, Tennessee.......................................            8,965,000     9,950,000
9.25% term notes, payable in monthly installments aggregating
  $82,000 including interest through October 2010, collateralized by
  certain real estate and equipment located in California.....................            7,916,000             -
6.48% term note, payable in quarterly installments of $179,000, plus interest through October 1999, collateralized by certain real estate
  and equipment located in West Tennessee.....................................            2,427,000     3,141,000
Revolving credit note to bank, collateralized by certain trade receivables and inventories; borrowing limit $23,000,000, due June
  1998, with interest at the bank's prime rate (8.25% at February 29,
  1996).......................................................................           17,095,000     4,886,000
Revolving credit note to bank, collateralized by certain trade receivables, inventory, farms and equipment located in California,
  Oregon and Utah, borrowing limit of $3,000,000 due August 1998, with interest at 1.3% over the Term Federal Funds rate (6.9485% at
  February 29, 1996)..........................................................            3,000,000     3,000,000
Deferred compensation agreements and miscellaneous notes                                  2,914,000     1,830,000
                                                                                        -----------   -----------

Totals........................................................................           51,317,000    34,378,000

Less current maturities.......................................................           (4,667,000)   (4,302,000)
                                                                                        -----------   -----------
Long-term debt, less current maturities.......................................          $46,650,000   $30,076,000
                                                                                        ===========   ===========

                               UNITED FOODS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (CONTINUED)



NOTE 3.  LONG-TERM DEBT (CONTINUED)

     Principal payments required to be made for each of the next five fiscal years and thereafter are summarized as follows:


         1997.................................      $ 4,667,000
         1998.................................        4,819,000
         1999.................................       25,038,000
         2000.................................        3,398,000
         2001.................................        2,017,000
         After 2001...........................       11,378,000
                                                    -----------
         Total................................      $51,317,000
                                                    ===========

     The terms of various notes include certain negative covenants which provide for, among other things, restrictions relating to the maintenance of minimum levels of working capital and equity, payment of dividends and the incurrence of additional indebtedness. Under the most restrictive of these provisions, retained earnings of $34,405,000 is restricted at February 29, 1996.

NOTE 4.  COMMON STOCK

     Each Class B common share is convertible into one share of Class A common stock at the holders' election. Holders of the Class A common stock are entitled to a preference dividend of $.025 per share for any quarter and each preceding quarter of the Company's fiscal year before the holders of the Class B common stock are entitled to any regular cash dividend. With respect to election of directors, holders of Class A common stock are entitled to elect 25% of the directors, and holders of Class B common stock are entitled to elect the remaining directors. On matters requiring the classes to vote together, the Class A holders are entitled to 1/10 vote per share and holders of Class B common stock are entitled to one vote per share.

     The Company has an incentive stock option plan for granting key employees options to purchase shares of the Company's Class A common stock. The exercise price of the incentive stock options is the fair market value of the Class A common stock on the date the option is granted. Options are exercisable upon issuance and expire up to ten years from the date granted.

     At February 29, 1996, 1,328,500 Class A common shares were reserved for issuance of options and unexercised outstanding options for the purchase of 889,384 shares as follows:


                                       NUMBER OF      OPTION PRICE
                                         SHARES         PER SHARE
                                         ------       ------------
Outstanding, February 28, 1993          989,384     $1.25-1.375
Cancelled.....................          (65,000)     1.25-1.375
                                        -------
Outstanding, February 28, 1994          924,384      1.25

Exercised.....................           (5,000)     1.25
                                        -------
Outstanding, February 28, 1995          919,384      1.25

Exercised.....................          (30,000)     1.25
                                        -------
Outstanding, February 29, 1996          889,384      1.25
                                        =======

                               UNITED FOODS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (CONTINUED)


NOTE 5.  TAXES ON INCOME

     The components of income tax expense (benefit) are as follows:


                                 YEAR ENDED FEBRUARY 29 OR 28,
                                 -----------------------------
                                 1996         1995         1994
                                 ----         ----         ----
Current:
  Federal...................     $498,000   $1,625,000    $220,000
  State.....................       71,000      242,000     (11,000)
                                ---------   ----------    --------
                                  569,000    1,867,000     209,000
                                ---------   ----------    --------
Deferred:
  Federal...................     (868,000)    (261,000)   (222,000)
  State.....................      (75,000)     (31,000)    (27,000)
                                ---------   ----------    --------
                                 (943,000)    (292,000)   (249,000)
                                ---------   ----------    --------
Income tax expense (benefit)    $(374,000)  $1,575,000    $(40,000)
                                =========   ==========    ========

     The components of the net deferred income tax assets and liabilities consist of the following:


                                             FEBRUARY 29 OR 28,
                                           ---------------------
                                           1996        1995
                                           ----        ----
Deferred tax assets:
Net operating loss carryforwards.......   $766,000  $1,272,000
Jobs and other tax credit carryforwards  3,445,000   2,821,000
Inventory overhead (UCR adjustment)....    659,000     655,000
Accrued vacation.......................    475,000     447,000
Deferred compensation..................  1,072,000     650,000
Charitable contributions carryforward..          -     249,000
Other..................................    799,000     753,000
                                         ---------  ----------
Total deferred income tax assets.......  7,216,000   6,847,000
                                         ---------  ----------

                               UNITED FOODS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (CONTINUED)



NOTE 5.  TAXES ON INCOME (CONTINUED)



                                                  FEBRUARY 29 OR 28,
                                             ----------------------------
                                                1996           1995
                                                ----           ----
Deferred income tax liabilities:
Fixed asset basis difference...............    (10,873,000)   (11,019,000)
LIFO spread adjustment.....................       (313,000)      (625,000)
Product introduction allowances............       (254,000)      (354,000)
Other......................................       (168,000)      (184,000)
                                               -----------    -----------
Total deferred income tax liabilities......    (11,608,000)   (12,182,000)
                                               -----------    -----------
Net deferred income tax liabilities........     (4,392,000)    (5,335,000)
Current deferred income tax asset..........        777,000        557,000
                                               -----------    -----------
Net long-term deferred income tax liability    $(5,169,000)   $(5,892,000)
                                               ===========    ===========

     The effective tax rate on income before taxes on income from operations is different from the federal statutory tax rate. The following summary reconciles taxes at the federal statutory tax rate with the effective rate:


                                                YEAR ENDED FEBRUARY 29 OR 28,
                                                -----------------------------
                                                1996        1995        1994
                                                PERCENT     PERCENT     PERCENT
                                                -------     -------     -------
Taxes on income at statutory rate.............        34.0        34.0        34.0
Increase (reduction) resulting from:
State income taxes, net of federal tax benefit         0.3         3.5       (50.0)
Fuels and jobs tax credits....................         3.2        (1.0)     (150.3)
Other items...................................        (1.3)        3.1        86.3
                                                ----------  ----------  ----------
Taxes on income (benefit) at effective rate...        36.2        39.6       (80.0)
                                                ==========  ==========  ==========

     Approximately $1,742,000 in tax basis federal operating loss carryforwards remain at February 29, 1996. The carryforwards expire $1,656,000 in 2007 and $86,000 in 2008.

                               UNITED FOODS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (CONTINUED)



NOTE 6.  EARNINGS PER SHARE

     Earnings per share of common stock and common stock equivalents have been computed using 11,470,173 shares in 1996, 12,480,161 shares in 1995, and 13,123,565 shares in 1994, which represent the weighted average number of shares of Class A and Class B common stock required to be recognized during the respective periods. The effect of shares issuable under the stock option plan was excluded for 1996 as the effect would be anti-dilutive, and were included in computing the weighted average number of shares for 1995 and 1994.

     In May 1994, the Company commenced a tender offer, which was completed in June 1994, to repurchase 956,401 shares of Class A and 126,674 shares of Class B common stock at a cost of $2.25 per share, plus expenses of approximately $150,000. In November 1995, the Company purchased 831,169 shares of Class A and 181,400 shares of Class B common stock at a cost of $2.25 per share, plus expenses of approximately $5,000. The Company funded the purchases of these shares from borrowings under its $23,000,000 revolving credit facility.

NOTE 7.  LEASES

     The Company leases certain property and equipment under noncancellable leases which expire at various dates to 2013. In most cases, management expects that in the normal course of business, leases that expire will be renewed or replaced by other leases.

     The future minimum lease payments required under operating leases that have initial or remaining noncancellable terms in excess of one year were as follows:

YEAR ENDING FEBRUARY 28 OR 29,     OPERATING LEASES
- ------------------------------     ----------------
1997..........................       $ 2,792,000
1998..........................         2,570,000
1999..........................         2,269,000
2000..........................         2,201,000
2001..........................         2,025,000
After 2001....................         4,398,000
                                     -----------
Total minimum lease payments..       $16,255,000
                                     ===========

     Rent expense under operating leases used in continuing operations amounted to $4,066,000, $4,212,000 and $3,623,000 in fiscal 1996, 1995 and 1994, respectively.

     Certain leases contain renewal options and some have purchase options, and generally provide that the Company shall pay for insurance, taxes and maintenance.

                               UNITED FOODS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (CONTINUED)



NOTE 8.  EMPLOYEE BENEFIT PLANS

A.  PENSION PLANS

     The Company has a defined contribution pension plan for hourly non-clerical employees. Contributions to the plan are based upon hours worked during the plan year and participants may make voluntary contributions to the plan of up to 10% of their compensation (as defined). The Company pays all administrative expenses related to the plan. Costs of the plan charged to operations for fiscal 1996, 1995 and 1994 amounted to approximately $492,000, $445,000, and $421,000, respectively.

     The Company also provides either an unfunded management retirement compensation plan or a funded defined contribution pension plan for salary and hourly clerical employees. Company contributions to the plans are discretionary but may not exceed 15% of participants' compensation. Participants may make voluntary contributions up to 10% and 25% of their compensation (as defined) to the funded and unfunded plans, respectively. Costs of these plans charged to operations for fiscal 1995 and 1994 amounted to approximately $317,000 and $34,000, respectively. No costs were charged to operations for fiscal 1996.

B.  INCENTIVE PLANS

     The Company has an incentive compensation plan which covers 43 key employees. The costs of the plan are computed in accordance with a formula which incorporates return on average assets and return on equity. Costs of the plan charged to operations for fiscal 1996, 1995 and 1994 were approximately $126,000, $484,000 and $136,000, respectively.

C.  OTHER BENEFIT PLANS

     The Company also has two deferred compensation plans which permit directors and certain management employees to defer portions of their compensation and earn a guaranteed interest rate on the deferred amounts. The salaries, which have been deferred since the inception of the plans, have been accrued and the primary expense, other than salaries, related to these plans is interest on the deferred amounts. Interest expense during fiscal 1996, 1995 and 1994 includes $139,700, $69,900 and $17,500, respectively, related to these plans.

     During fiscal 1995, the Company approved a non-contributory, unqualified supplemental retirement plan for eight officers whereby a calculated amount is held in a deferred salary account for each covered officer. The calculation provides an amount sufficient to adjust the officers' annual United Foods, Inc.-sourced after income tax earnings for 1993 and each year thereafter to the level it would have been using 1992 federal tax rates, assuming standard deductions and no other income. The deferred salary will be paid in approximate equal installments over ten years at the later of such officer's date of disability as defined, termination from the Company, or 65th birthday. The expense for this plan in fiscal 1996 and 1995 was $378,400 and $522,900, respectively.

     The Company has included $2,336,000 and $1,378,000 in long-term debt at February 29, 1996 and February 28, 1995, respectively, to reflect its liability under these unfunded plans.

                               UNITED FOODS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (CONTINUED)



NOTE 9.  COMMITMENTS AND CONTINGENCIES

A.  MAJOR CUSTOMER

     Sales to one of the Company's customers totaled $20,977,000, $21,370,000 and $20,594,000, representing 10.9%, 11.2% and 11.7% of total Company revenues in fiscal 1996, 1995 and 1994, respectively.

B.  LEGAL PROCEEDINGS

     There are several lawsuits against the Company on a variety of matters. While it is not feasible to predict the ultimate outcome of these matters with certainty, based on evaluations of the facts and on advice of counsel handling the defense of these matters, the Company does not believe their outcome will, in the aggregate, have a material adverse effect on its financial position or its results of operations.

C.  SUPPLY AGREEMENTS

     The Company has entered into two multi-year reciprocal supply agreements with other food processing companies. Through these agreements the Company procures frozen vegetables to meet production and inventory requirements. Also, the Company sells frozen vegetables processed at the Company's Tennessee and California facilities to the other food processors.

D.  WORKERS' COMPENSATION

     The Company is self-insured for workers' compensation claims up to $300,000 each. Provisions for expected future payments are accrued based on the Company's estimate of its aggregate liability for all open claims. The Company has secured its liability for potential workers' compensation claims in the states of California and Oregon by obtaining a standby letter of credit and a bond in the amount of approximately $1,250,000 and $300,000, respectively.

                               UNITED FOODS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (CONCLUDED)



NOTE 10.  ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

     For financial instruments bearing a variable interest rate, it is presumed that recorded book values are reasonable estimates of fair value. For all other financial instruments, the following methods and assumptions are used to estimate fair values:

     Cash and cash equivalents, receivables, accounts payable and accruals - Recorded book values are a reasonable estimate of fair value.

     Long-term debt - Current market values for debt instruments with fixed interest rates are estimated based on borrowing rates currently available to the Company for loans with similar terms. At February 29, 1996, the estimated fair value of debt instruments with fixed interest rates was approximately $28,968,000 as compared with the carrying value of such instruments of $28,308,000.

     The remaining assets and liabilities of the Company are not considered financial instruments and have not been valued differently than is customary under historical cost accounting.

NOTE 11.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)


                                   (THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)
                               ------------------------------------------------------
YEAR ENDED FEBRUARY 29, 1996:       1ST           2ND           3RD           4TH
- -----------------------------       ---           ---           ---           ---
Revenues.....................       $44,819       $39,885       $52,847       $54,163

Gross profit.................         9,176         7,396         8,483        11,316

Income (loss) from
  operations before taxes on
  income (benefit).............         523          (914)       (1,147)          504

Net income (loss)............           316          (552)         (712)          288

EARNINGS (LOSS) PER SHARE OF
COMMON STOCK AND COMMON
STOCK EQUIVALENTS:

Net income (loss)............          0.03         (0.05)        (0.06)         0.03

YEAR ENDED FEBRUARY 28, 1995:
- -----------------------------
Revenues.....................       $44,428       $44,061       $49,632       $52,135

Gross profit.................        10,173         9,932        10,440        10,951

Income from operations
  before taxes on income.......       1,538           888           876           675
Net income...................           946           529           513           414

EARNINGS PER SHARE OF COMMON
STOCK AND COMMON STOCK
EQUIVALENTS:

Net income...................          0.07          0.04          0.04          0.03

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

     None.



                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

     For information concerning this item, see "Election of Directors" and Executive Officers" set forth in the 1996 Proxy Statement which is incorporated herein by reference.


ITEM 11. EXECUTIVE COMPENSATION

     For information concerning this item, see "Compensation of Directors and Executive Officers" set forth in the 1996 Proxy Statement which is incorporated herein by reference.



ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT


     For information concerning this item, see "Security Ownership" set forth in the 1996 Proxy Statement which is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     For information concerning this item, see "Certain Relationships" set forth in the 1996 Proxy Statement which is incorporated herein by reference.

                                    PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
         FORM 8-K


FINANCIAL STATEMENTS INCLUDED IN PART II OF THIS REPORT

     Report of Independent Certified Public Accountants

     Balance Sheets at February 29, 1996 and February 28, 1995.

     Statements of Operations for the years ended February 28 or 29, 1996, 1995 and 1994.

     Statements of Stockholders' Equity for the years ended February 28 or 29, 1996, 1995 and 1994.

     Statements of Cash Flows for the years ended February 28 or 29, 1996, 1995 and 1994.

     Summary of Accounting Policies

     Notes to Financial Statements

FINANCIAL STATEMENT SCHEDULES INCLUDED IN PART IV OF THIS REPORT

     Schedules have not been filed because the conditions requiring the filing do not exist or the required information is given in the financial statements, including the notes thereto.

EXHIBITS INCLUDED IN PART IV OF THIS REPORT


 3.1  Certificate of Incorporation of United Foods, Inc., as amended, Exhibit
      3.1 to the Annual Report on Form 10-K of United Foods, Inc., filed for the fiscal year ended February 28, 1994, is incorporated by reference herein.

 3.2  By-Laws of United Foods, Inc., as amended, Exhibit 3.2 to the Annual
      Report on Form 10-K of United Foods, Inc. filed for the fiscal year ended
      February 28, 1993, is incorporated by reference herein.

 10.1 The 1987 Incentive Stock Option Plan of United Foods, Inc. Exhibit 10.1 to the Annual Report on Form 10-K of United Foods, Inc., filed for the fiscal year ended February 28, 1994, is incorporated by reference herein.

 10.2 Revolving Credit Agreement between United Foods, Inc. and Cooperatieve
      Centrale Raiffeisen-Boerenlee nbank B. A., "Rabobank Nederland", dated
      August 20, 1992, Exhibit 10.2 to the Annual Report on Form 10-K of United
      Foods, Inc. filed for the fiscal year ended February 28, 1993, is incorporated by reference herein.

 10.3 Term Loan Agreement between United Foods, Inc. and Cooperatieve Centrale
      Raiffeisen-Boerenlee nbank B. A., "Rabobank Nederland", dated August 20,
      1992, Exhibit 10.3 to the Annual Report on Form 10-K of United Foods, Inc.
      filed for the fiscal year ended February 28, 1993, is incorporated by reference herein.

10.4  Loan Agreement, Term Loan Note and Security Agreement between First
      American National Bank and United Foods, Inc., all dated December 3, 1992,
      Exhibit 10.4 to the Annual Report on Form 10-K of United Foods, Inc. filed for the fiscal year ended February 28, 1993, is incorporated by reference herein.

10.5  First Amendment, dated January 11, 1993, to each of that certain Term Loan
      Agreement and that certain Revolving Credit Agreement, each dated August
      20, 1992 between United Foods, Inc. and Cooperatieve Centrale
      Raiffeisen-Boerenlee nbank B. A., "Rabobank Nederland", Exhibit 10.5 to the Annual Report on Form 10-K of United Foods, Inc. filed for the fiscal year ended February 28, 1993, is incorporated by reference herein.

10.6  Loan Agreement, Revolving Credit Note and Security Agreement between First
      American National Bank and United Foods, Inc., all dated April 7, 1993,
      Exhibit 10.6 to the Annual Report on Form 10-K of United Foods, Inc. filed for the fiscal year ended February 28, 1993, is incorporated by reference herein.

10.7  Second Amendment, dated October 4, 1993, to each of that certain Term Loan
      Agreement and that certain Revolving Credit Agreement, each dated August
      20, 1992 between United Foods, Inc. and Cooperatieve Centrale
      Raiffeisen-Boerenlee nbank B. A., "Rabobank Nederland", Exhibit 10.7 to the Annual Report on Form 10-K of United Foods, Inc. filed for the fiscal year ended February 28, 1994, is incorporated by reference herein.

10.8  Third Amendment, dated February 14, 1994, to each of that certain Term
      Loan Agreement and that certain Revolving Credit Agreement, each dated
      August 20, 1992 between United Foods, Inc. and Cooperatieve Centrale
      Raiffeisen-Boerenlee nbank B. A., "Rabobank Nederland", Exhibit 10.8 to the Annual Report on Form 10-K of United Foods, Inc. filed for the fiscal year ended February 28, 1994, is incorporated by reference herein.

10.9 First Amendment, dated June 29, 1994, to that certain Term Loan Agreement between First American National Bank and United Foods, Inc., dated
      December 3, 1992 Exhibit 10.9 to the Annual Report on Form 10-K of United
      Foods, Inc. filed for the fiscal year ended February 28, 1995, is incorporated by reference herein.


EXHIBITS INCLUDED IN PART IV OF THIS REPORT - CONCLUDED


10.10  First Amendment dated June 29, 1994, to that certain Revolving Loan
       Agreement between First American National Bank and United Foods, Inc., dated April 7, 1993 Exhibit 10.10 to the Annual Report on Form 10-K of
       United Foods, Inc. filed for the fiscal year ended February 28, 1995, is incorporated by reference herein.

10.11  Fourth Amendment, dated August 19, 1994, to that certain Revolving Credit
       Agreement, between United Foods, Inc. and Cooperatieve Centrale
       Raiffeisen-Boerenleenbank B.A., "Rabobank Nederland", dated August 29,
       1992 Exhibit 10.11 to the Annual Report on Form 10-K of United Foods,
       Inc. filed for the fiscal year ended February 28, 1995, is incorporated by reference herein.

10.12  Second Amendment dated June 1, 1995, to that certain Revolving Loan
       Agreement between First American National Bank and United Foods, Inc., dated April 7, 1993.

10.13  Modification dated June 21, 1995, to that certain Revolving Loan
       Agreement between First American National Bank and United Foods, Inc., dated April 7, 1993.

10.14  Third Amendment dated September 1, 1995, to that certain Revolving Loan
       Agreement between First American National Bank and United Foods, Inc., dated April 7, 1993.

10.15  Modification dated December 31, 1995, to that certain Revolving Loan
       Agreement between First American National Bank and United Foods, Inc., dated April 7, 1993.

10.16  Fifth Amendment, dated June 29, 1995, to that certain Revolving Credit
       Agreement, between United Foods, Inc. and Cooperatieve Centrale
       Raiffeisen-Boerenleenbank B.A., "Rabobank Nederland", dated August 29,
       1992.

10.17  Amendment, dated August 1, 1995, to each of that certain Term Loan
       Agreement and that certain Revolving Credit Agreement, each dated August
       20, 1992 between United Foods, Inc. and Cooperatieve Centrale
       Raiffeisen-Boerenleenbank B. A., "Rabobank Nederland".

10.18  Note Purchase Agreement between United Foods, Inc. and Northwest National
       Life Insurance Company, Northern Life Insurance Company, The North
       Atlantic Life Insurance Company, Washington Square Capital, Inc.,
       Commercial Union Life Insurance Company of America, Minnesota Mutual Life
       Insurance Company and Commercial Union Life Insurance Company of New York dated September 29, 1995.

   11  Computation of earnings per share.

   27  Financial Data Schedule (for SEC use only)


REPORTS ON FORM 8-K

     The Company did not file any reports on Form 8-K during the quarter ended February 29, 1996.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               UNITED FOODS, INC.



May 23, 1996                   By  /s/ C. W. Gruenewald, II
                                   ------------------------
                                   C. W. Gruenewald, II
                                   Director, Senior Vice President
                                   Chief Financial Officer and Treasurer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                       TITLE                                  DATE
- -----------------------         --------------------------             ------------
/s/ James I. Tankersley         Chairman of the Board                  May 23, 1996
- -----------------------
    James I. Tankersley

/s/ Daniel B. Tankersley        Vice Chairman of the Board             May 23, 1996
- ------------------------        and Secretary
    Daniel B. Tankersley

/s/ B. M. Ennis                 President                              May 23, 1996
- ------------------------
    B. M. Ennis

/s/ Joseph A. Geary             Director                               May 23, 1996
- ------------------------
    Joseph A. Geary

/s/ Darla T. Darnall            Director                               May 23, 1996
- ------------------------
    Darla T. Darnall

/s/ Julia T. Wells              Director                               May 23, 1996
- ------------------------
    Julia T. Wells

/s/ Kelle T. Northern           Director                               May 23, 1996
- ------------------------
    Kelle T. Northern

/s/ John S. Wilder              Director                               May 23, 1996
- ------------------------
    John S. Wilder

                               UNITED FOODS, INC.

                               INDEX TO EXHIBITS




EXHIBIT                                  EXHIBIT
NUMBER                                 DESCRIPTION                        PAGE
- -------                                -----------                        ----
    3.1  Certificate of Incorporation of United Foods, Inc., as amended, Exhibit
         3.1 to the Annual Report on Form 10-K of United Foods, Inc., filed for the fiscal year ended February 28, 1994, is incorporated by reference herein.

    3.2  By-Laws of United Foods, Inc., as amended, Exhibit 3.2 to the Annual
         Report on Form 10-K of United Foods, Inc. filed for the fiscal year ended February 28, 1993, is incorporated by reference herein.

   10.1 The 1987 Incentive Stock Option Plan of United Foods, Inc. Exhibit 10.1 to the Annual Report on Form 10-K of United Foods, Inc., filed for the fiscal year ended February 28, 1994, is incorporated by reference herein.

   10.2  Revolving Credit Agreement between United Foods, Inc. and Cooperatieve
         Centrale Raiffeisen-Boerenlee nbank B. A., "Rabobank Nederland", dated
         August 20, 1992, Exhibit 10.2 to the Annual Report on Form 10-K of
         United Foods, Inc. filed for the fiscal year ended February 28, 1993, is incorporated by reference herein.

   10.3  Term Loan Agreement between United Foods, Inc. and Cooperatieve
         Centrale Raiffeisen-Boerenlee nbank B. A., "Rabobank Nederland", dated
         August 20, 1992, Exhibit 10.3 to the Annual Report on Form 10-K of
         United Foods, Inc. filed for the fiscal year ended February 28, 1993, is incorporated by reference herein.

   10.4  Loan Agreement, Term Loan Note and Security Agreement between First
         American National Bank and United Foods, Inc., all dated December 3,
         1992, Exhibit 10.4 to the Annual Report on Form 10-K of United Foods,
         Inc. filed for the fiscal year ended February 28, 1993, is incorporated by reference herein.

   10.5  First Amendment, dated January 11, 1993, to each of that certain Term
         Loan Agreement and that certain Revolving Credit Agreement, each dated
         August 20, 1992 between United Foods, Inc. and Cooperatieve Centrale
         Raiffeisen-Boerenlee nbank B. A., "Rabobank Nederland", Exhibit 10.5 to the Annual Report on Form 10-K of United Foods, Inc. filed for the fiscal year ended February 28, 1993, is incorporated by reference herein.

   10.6  Loan Agreement, Revolving Credit Note and Security Agreement between
         First American National Bank and United Foods, Inc., all dated April 7,
         1993, Exhibit 10.6 to the Annual Report on Form 10-K of United Foods,
         Inc. filed for the fiscal year ended February 28, 1993, is incorporated by reference herein.

   10.7  Second Amendment, dated October 4, 1993, to each of that certain Term
         Loan Agreement and that certain Revolving Credit Agreement, each dated
         August 20, 1992 between United Foods, Inc. and Cooperatieve Centrale
         Raiffeisen-Boerenlee nbank B. A., "Rabobank Nederland, Exhibit 10.7 to the Annual Report on Form 10-K of United Foods, Inc. filed for the fiscal year ended February 28, 1994, is incorporated by reference herein.."

   10.8  Third Amendment, dated February 14, 1994, to each of that certain Term
         Loan Agreement and that certain Revolving Credit Agreement, each dated
         August 20, 1992 between United Foods, Inc. and Cooperatieve Centrale
         Raiffeisen-Boerenlee nbank B. A., "Rabobank Nederland, Exhibit 10.8 to the Annual Report on Form 10-K of United Foods, Inc. filed for the fiscal year ended February 28, 1994, is incorporated by reference herein.."


                               UNITED FOODS, INC.

                               INDEX TO EXHIBITS
                                  (CONCLUDED)



EXHIBIT                                                       EXHIBIT
NUMBER                                                      DESCRIPTION                                                        PAGE
- -------   ----------------------------------------------------------------------------------------------------------------     ----

   10.9  First Amendment, dated June 29, 1994, to that certain Term Loan Agreement between First American National
         Bank and United Foods, Inc., dated December 3, 1992 filed for the fiscal year ended February 28, 1995, is incorporated by reference herein.

   10.10 First Amendment dated June 29, 1994, to that certain Revolving Loan Agreement between First American
         National Bank and United Foods, Inc., dated April 7, 1993 filed for the fiscal year ended February 28,
         1995, is incorporated by reference herein.

   10.11 Fourth Amendment, dated August 19, 1994, to that certain Revolving Credit Agreement, between United Foods,
         Inc. and Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A., "Rabobank Nederland", dated August 29, 1992 filed for the fiscal year ended February 28, 1995, is incorporated by reference herein.


   10.12 Second Amendment dated June 1, 1995, to that certain Revolving Loan Agreement between First American National
         Bank and United Foods, Inc., dated April 7, 1993.

   10.13 Modification dated June 21, 1995, to that certain Revolving Loan Agreement between First American National Bank        42
         and United Foods,Inc., dated April 7, 1993.                                                                            45

   10.14 Third Amendment dated September 1, 1995, to that certain Revolving Loan Agreement between First American National
         Bank and United Foods, Inc., dated April 7, 1993.                                                                      48

   10.15 Modification dated December 31, 1995, to that certain Revolving Loan Agreement between First American National Bank
         and United Foods, Inc., dated April 7, 1993.                                                                           51

   10.16 Fifth Amendment, dated June 29, 1995, to that certain Revolving Credit Agreement, between United Foods, Inc. and
         Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A., "Rabobank Nederland", dated August 29, 1992.                     54

   10.17 Amendment, dated August 1, 1995, to each of that certain Term Loan Agreement and that certain Revolving Credit
         Agreement, each dated August 20, 1992 between United Foods, Inc. and Cooperatieve Centrale Raiffeisen-Boerenleenbank
         B. A., "Rabobank Nederland".                                                                                           58

   10.18 Note Purchase Agreement between United Foods, Inc. and Northwest National Life Insurance Company, Northern Life
         Insurance Company, The North Atlantic Life Insurance Company, Washington Square Capital, Inc., Commercial Union Life
         Insurance Company of America, Minnesota Mutual Life Insurance Company and Commercial Union Life Insurance Company of
         New York dated September 29, 1995.                                                                                     63

   11    Computation of earnings per share.                                                                                     82

   27    Financial Data Schedule (for SEC use only)