Form 10-Q
period 1996-05-31
UNITED FOODS INC
filed 1996-07-15
CIK 728258

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------

                                   FORM 10-Q

                              --------------------

(Mark One)
    [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MAY 31, 1996

                                       OR

    [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                                      THE
                        SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM           TO
                                            -----------   ---------

                         COMMISSION FILE NUMBER 1-8574


                               UNITED FOODS, INC.
             (Exact name of registrant as specified in its charter)


                DELAWARE                                 74-1264568
        (State of Incorporation)            (I.R.S. Employer Identification No.)

     TEN PICTSWEET DRIVE, BELLS, TN                         38006
(Address of principal executive offices)                 (Zip Code)

       Registrants telephone number, including area code: (901) 422-7600

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---   ---

       On July 1, 1996, 5,110,425 shares of Class A Common Stock and 5,699,504 shares of Class B Common Stock of United Foods, Inc. were outstanding.

================================================================================

                                     INDEX


                                                                                     PAGE

        Part I:      Financial Information:

         Item 1:     Financial Statements:

                      Balance Sheets                                                  2-3

                      Statements of Operations                                          4

                      Statements of Cash Flows                                        5-6

                      Notes to Financial Statements                                     7

         Item 2:     Management's Discussion and Analysis of
                     Financial Condition and Results of Operations                   8-10

        Part II:     Other Information and Signatures                                  11

        Exhibit A -  Computation of Earnings Per Common Share                          12

                         PART I - FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS
                         ------------------------------

                               UNITED FOODS, INC.
                                 BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                   MAY 31,    FEBRUARY 29,
                                                    1996          1996
                                                  ---------   ------------
                                                  Unaudited
                                                  ---------
ASSETS


Current Assets:
  Cash                                             $  1,203      $  1,029
  Accounts Receivable                                15,500        14,502
  Inventories (Note 3)                               38,035        43,099
  Prepaid Expenses and Miscellaneous                  3,450         4,592
  Deferred Income Taxes (Note 5)                        896           777
                                                   --------      --------
      Total Current Assets                           59,084        63,999
                                                   --------      --------
Property and Equipment:
  Land and Land Improvements                          8,900         8,965
  Buildings and Leasehold Improvements               21,108        21,039
  Machinery, Equipment and Improvements              92,401        92,536
                                                   --------      --------
                                                    122,409       122,540

  Less Accumulated Depreciation                     (61,867)      (60,204)
                                                   --------      --------

      Net Property and Equipment                     60,542        62,336
                                                   --------      --------

Other Assets                                          1,791         1,853
                                                   --------      --------

      Total Assets                                 $121,417      $128,188
                                                   ========      ========

See accompanying notes to financial statements.

                               UNITED FOODS, INC.
                                 BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)



                                                                MAY 31,    FEBRUARY 29
                                                                 1996          1996
                                                               ---------   -----------
                                                               Unaudited
                                                               ---------


LIABILITIES AND STOCKHOLDERS' EQUITY


Current Liabilities:
  Accounts Payable                                               $ 12,100     $ 11,092
  Accruals                                                          5,196        5,870
  Income Taxes Payable  (Note 5)                                      306          206
  Current Maturities of Long-term Debt                              4,672        4,667
                                                                 --------     --------
        Total Current Liabilities                                  22,274       21,835


Long-term Debt, Less Current Maturities                            39,414       46,650


Deferred Income Taxes (Note 5)                                      5,097        5,169
                                                                 --------     --------
        Total Liabilities                                          66,785       73,654
                                                                 --------     --------

Stockholders' Equity:
  Common Stock, Class A (Note 6)                                    7,650        7,650
  Common Stock, Class B, Convertible (Note 6)                       7,096        7,096
  Additional Paid-in Capital                                        8,644        8,644
  Retained Earnings                                                41,359       41,261
                                                                 --------     --------
                                                                   64,749       64,651


Less Cost of Treasury Stock                                       (10,117)     (10,117)
                                                                 --------     --------
        Total Stockholders' Equity                                 54,632       54,534
                                                                 --------     --------

        Total Liabilities and Stockholders' Equity               $121,417     $128,188
                                                                 ========     ========

See accompanying notes to financial statements.

                               UNITED FOODS, INC.
                      STATEMENTS OF OPERATIONS (UNAUDITED)
                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                                                                                FOR THE THREE
                                                                             MONTHS ENDED MAY 31,
                                                                           -----------------------
                                                                              1996        1995
                                                                           ----------   ----------


Gross Sales and Services Less Discounts, Returns and
  and Allowances                                                           $   48,708   $   44,819


Costs of Sales and Services (Note 3)                                           39,841       35,643
                                                                           ----------   ----------

  Gross Profit                                                                  8,867        9,176


Selling, Administrative and General Expenses                                    8,047        7,962
                                                                           ----------   ----------

  Operating Income                                                                820        1,214
                                                                           ----------   ----------
Interest Income (Expense) - Net                                                (1,064)        (687)


Miscellaneous Income (Expense) - Net (Note 4)                                     403           (4)
                                                                           ----------   ----------

  Total Other Income and (Expense)                                               (661)        (691)
                                                                           ----------   ----------

  Income Before Taxes on Income                                                   159          523


Taxes on Income (Note 5)                                                           61          207
                                                                           ----------   ----------

  Net Income                                                               $       98   $      316
                                                                           ----------   ----------
Weighted Average Common Share and Common Share Equivalents                 11,116,214   12,217,539
                                                                           ==========   ==========
Earnings Per Common Share and Common
  Share Equivalents (Note 7)                                                      .01   $      .03
                                                                           ==========   ==========
Cash Dividends Per Common Share:
  Class A                                                                  $      -0-   $      -0-
  Class B                                                                  $      -0-   $      -0-


See accompanying notes to financial statements.

                               UNITED FOODS, INC.
                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                             (DOLLARS IN THOUSANDS)



                                                                   FOR THE THREE
                                                                MONTHS ENDED MAY 31,
                                                                --------------------
                                                                   1996       1995
                                                                ---------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net Income
  Adjustments to reconcile net income to net cash                 $    98     $   316
    provided by operations:
    Depreciation and amortization
    Provision for losses on accounts receivable                     1,974       1,808
    (Gain) Loss on disposal of property and equipment                  42          43
    Adjustments to property held for disposal                         (21)          4
    Deferred income taxes                                            (212)          -
    Change in assets and liabilities:                                 (72)         54
      Accounts and notes receivable
      Inventories                                                  (1,040)      1,505
      Prepaid expenses and miscellaneous                            5,064      (4,260)
      Other assets                                                  1,142         873
      Accounts payable and accruals                                    62         207
      Income taxes                                                    459       3,411
                                                                      (19)       (405)
  Net cash provided by operations                                 -------     -------
                                                                    7,477       3,556
CASH FLOWS FROM INVESTING ACTIVITIES:                             -------     -------

  Capital expenditures
  Proceeds from sale of other property and equipment                 (491)     (4,208)
                                                                      419          16
    Net cash used by investing activities                         -------     -------
                                                                      (72)     (4,192)
CASH FLOWS FROM FINANCING ACTIVITIES:                             -------     -------

  Proceeds from long-term borrowings
  Payments of long-term debt                                            -         554
  Exercise of Stock Options                                        (7,231)          -
                                                                        -           6
   Net cash provided (used) by financing activities               -------     -------
                                                                   (7,231)        560
NET INCREASE (DECREASE) IN CASH FOR THE PERIOD                    -------     -------

CASH AND CASH EQUIVALENTS, beginning of period                        174         (76)
                                                                    1,029         452
CASH AND CASH EQUIVALENTS, end of period                          -------     -------
                                                                  $ 1,203     $   376
                                                                  =======     =======


See accompanying notes to financial statements.

                               UNITED FOODS, INC.
                      STATEMENTS OF CASH FLOWS (UNAUDITED)
                                  (CONCLUDED)

                             (DOLLARS IN THOUSANDS)


                                                                  FOR THE THREE
                                                               MONTHS ENDED MAY 31,
                                                               --------------------
                                                                 1996        1995
                                                               -------     --------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION:

 Cash paid during the three months for:
  Interest                                                       $1,205        $778
  Income taxes                                                   $  214        $620


NON-CASH INVESTING AND FINANCING ACTIVITIES:

 Capital expenditures of $35, $160, $336 and $310 are included in accounts payable at May 31, 1996, February 29, 1996, May
 31, 1995 and February 28, 1995, respectively.

See accompanying notes to financial statements.

                               UNITED FOODS, INC.

                         NOTES TO FINANCIAL STATEMENTS

1. The interim financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended February 29, 1996. Significant accounting policies and other disclosures normally provided have been omitted since such items are disclosed therein.

     In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly its financial position as of May 31, 1996 and its results of operations and cash flows for the three months ended May 31, 1996 and 1995.

2. The results of operations for the three months ended May 31, 1996 and 1995 are not necessarily indicative of the results to be expected for the fiscal year.

3.   Inventories are summarized as follows:


                                   MAY 31, 1996     FEBRUARY 29, 1996
                                   ------------     -----------------
 Finished products                  $30,262,000        $36,863,000
 Raw materials                        2,655,000          3,129,000
 Growing crops                        3,740,000          1,948,000
 Merchandise and supplies             1,378,000          1,159,000
                                    -----------        -----------
                                    $38,035,000        $43,099,000
                                    ===========        ===========

     Substantially all of the Company's inventories are valued at the lower of cost (first-in, first-out) or market at each fiscal year end. However, due to the seasonality of vegetable processing, the gross profit method, at the estimated annual rate, is used to determine frozen vegetable cost of goods sold in interim financial statements.

4. Miscellaneous Income for the three months ended May 31, 1996 includes the recognition of a claim in the amount of $167,000 and $212,000 to restore the carrying value of property held for disposal to its original cost, based on its current estimated fair value.

5. Taxes on income consist of the current and deferred taxes required to be recognized for the periods. Approximately $1,700,000 in operating loss carryforwards is available to reduce future taxable income through 2008 and, in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", the related future income tax benefits have been recognized by the Company.

6. Each Class B common share is convertible into one share of Class A common stock at the holder's election. Holders of the Class A common stock are entitled to a preference dividend of $.025 per share for any quarter and each preceding quarter of the Company's fiscal year before the holders of the Class B common stock are entitled to any regular cash dividend. Class A shareholders have the right to elect a number of directors that equal at least 25% of the members of the board of directors. In addition, on matters requiring the classes to vote together, the Class A holders are entitled to 1/10 vote per share and holders of Class B common stock are entitled to one vote per share.

7. Earnings per share of common stock and common stock equivalents have been computed based upon the weighted average number of shares outstanding during the three months ended May 31, 1996 and May 31, 1995. The assumed exercise of common stock options does not materially dilute earnings per share for the three months ended May 31, 1996 and May 31, 1995.

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

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of cash are operations and external committed credit facilities. At May 31, 1996 the Company's revolving credit facilities totaled $26,000,000, all of which was currently available. During fiscal 1996, the Company obtained a $5,000,000 increase in one of its revolving credit facilities for the months of September through November, 1995, such increase reducing to $3,000,000 for December, 1995, $2,000,000 for January, 1996 and $1,000,000 for February, 1996.

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

Operations provided net cash of $7,477,000 during the three months ended May 31, 1996 and $3,556,000 during the same period of the prior year. A substantial portion of this increase is attributable to decreases in inventories, primarily as the result of weather related shortages and delays related to the current year's vegetable pack, and prepaid expenses and other assets, offset in part by increases in accounts and notes receivable.

Investing activities used cash of $72,000 for the three months ended May 31, 1996 compared with cash used of $4,192,000 during the same period of the prior year, primarily as the result of decreased capital expenditures.

Financing activities used cash of $7,231,000 for the three months ended May 31, 1996. This net decreased in borrowings was due to the decreased inventories and capital expenditures previously mentioned. Financing activities provided cash of $560,000 for the three months ended May 31, 1995.

Working capital at May 31, 1996 was $36,810,000, compared to $42,164,000 at February 29, 1996. The decrease is primarily due to the decrease in inventories.

The Company's ratio of debt to equity decreased to 1.22 to 1 at May 31, 1996 from 1.35 to 1 at February 29, 1996.

CAPITAL EXPENDITURES

Capital expenditures for fiscal 1997 are estimated to be approximately $1,000,000 which is approximately $7,000,000 less than depreciation expense projected for fiscal 1997. Capital expenditures are expected to be for normal replacement of older equipment with more efficient and energy saving equipment. These expenditures are expected to be funded from operations and the Company's revolving credit facilities.

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

The effect on the Company's operations and its ability to withstand the costs of ongoing and developing healthcare, labeling, OSHA, EPA, taxation and other governmental regulations is unknown.

SUPPLY AGREEMENTS

The Company has entered into two multi-year reciprocal supply agreements with other food processing companies. Through these agreements the Company procures frozen vegetables to meet certain production and inventory requirements. Also, the Company sells frozen vegetables processed at the Company's Tennessee and California facilities to the other food processors.

REVENUES

Net sales and service revenue increased $3,889,000 (8.7%) and volume increased 15.9% for the quarter ended May 31, 1996, compared with the same period of the prior year. The increase in revenues is attributable primarily to sales associated with the Company's Supply Agreements (previously mentioned), distribution gains for certain of the Company's marketing programs and stronger first quarter sales volumes for existing distribution as compared with the first quarter of the prior year. Sales allowances increased $405,000 (5.1%) primarily as the result of extremely competitive market conditions. The adverse effect of the competitive market conditions on the Company's sales and operating results is expected to continue.

COST OF SALES AND SERVICES

Gross profit decreased $309,000 (3.4%) for the quarter ended May 31, 1996 as compared with the same period of the prior year and the gross margin decreased to 18.2% from 20.5%. The gross profit method, at the estimated annual gross profit rate is used to determine cost of goods sold in interim financial statements (See Note 3 - Notes to Financial Statements). Cost of sales and services increased $4,198,000 (11.8%) for the three months ended May 31, 1996 as compared with the same period of the prior year, primarily as the result of increase in sales volume, increased mushroom farm costs, offset in part by improved processing costs.

SELLING, ADMINISTRATIVE AND GENERAL EXPENSES

Selling, general administrative expenses increased $85,000 (1.1%) for the quarter compared with the same period of the prior year. Storage expense increased $29,000 (1.4%). Brokerage, advertising and other direct selling expenses increased $62,000 (4.3%) primarily as the result of increased sales volume. Administrative and general selling expenses decreased $6,000 primarily as the result of a $258,000 (56.5%) decrease in production incentive expense at the Company's mushroom farms, offset by increased administrative expenses of $252,000 primarily associated with the severance of approximately 50 full-time employees during the quarter.

INTEREST EXPENSE

Interest expense - net increased $377,000 (54.9%) for the quarter primarily due to fiscal 1996 capital expenditures which were financed.

MISCELLANEOUS INCOME

Miscellaneous income in the amount of $403,000 for the three months ended May 31, 1996 consist of $212,000 to restore the carrying value of certain property held for disposal to its original cost, based on its current fair market value. Further, miscellaneous income includes the recognition of a claim in the amount of $167,000.

TAXES ON INCOME

Taxes on income for the three months ended May 31, 1996 and 1995 consist of current and deferred taxes provided at the estimated effective federal and state tax rates expected to be recognized for the respective periods.

                          PART II - OTHER INFORMATION


Item 6.      Exhibits and Reports on Form 8-K

               (a) Exhibit 11 Computation of earnings per common share.

                   Exhibit 27 Financial Data Schedule (SEC Use Only)

               (b) Reports on Form 8-K - There were no reports on Form 8-K filed for during the three months ended May 31, 1996.











                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       UNITED FOODS, INC.



Date:  July 12, 1996                   By /s/ C.W. Gruenewald, II
       -------------------                -----------------------------------
                                          C. W. Gruenewald, II
                                          Senior Vice President,
                                          Chief Financial Officer & Treasurer