Form 10-Q
period 1996-08-31
UNITED FOODS INC
filed 1996-10-15
CIK 728258

===============================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         ---------------------------

                                   FORM 10-Q

                         ---------------------------

(Mark One)
 [ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 1996
                                     OR
 [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM              TO
                                               -------------   -------------

                             COMMISSION FILE NUMBER 1-8574



                               UNITED FOODS, INC.
             (Exact name of registrant as specified in its charter)


                DELAWARE                               74-1264568
        (State of Incorporation)          (I.R.S. Employer Identification No.)

     TEN PICTSWEET DRIVE, BELLS, TN                      38006
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

     On October 10, 1996, 5,110,425 shares of Class A Common Stock and 5,699,504 shares of Class B Common Stock of United Foods, Inc. were outstanding.

===============================================================================

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

                         PART I - FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS

                               UNITED FOODS, INC.
                                 BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)



                                               AUGUST 31,  FEBRUARY 29,
                                                  1996        1996
                                               ----------  ------------
                                               Unaudited
                                               ---------
ASSETS


Current Assets:

  Cash                                          $    538      $  1,029

  Accounts Receivable                             14,598        14,502

  Inventories (Note 3)                            47,800        43,099

  Prepaid Expenses and Miscellaneous               3,114         4,592

  Deferred Income Taxes (Note 5)                   1,015           777
                                                --------      --------
      Total Current Assets                        67,065        63,999
                                                --------      --------


Property and Equipment:

  Land and Land Improvements                       8,825         8,965

  Buildings and Leasehold Improvements            21,098        21,039

  Machinery, Equipment and Improvements           92,444        92,536
                                                --------      --------
                                                 122,367       122,540


Less Accumulated Depreciation                    (63,754)      (60,204)
                                                --------      --------

  Net Property and Equipment                      58,613        62,336
                                                --------      --------

Other Assets                                       1,428         1,853
                                                --------      --------

      Total Assets                              $127,106      $128,188
                                                --------      --------

See accompanying notes to financial statements.

                               UNITED FOODS, INC.
                                 BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)




                                                       AUGUST 31,  FEBRUARY 29,
                                                         1996          1996
                                                       ----------  ------------
                                                       Unaudited
                                                       ---------

LIABILITIES AND STOCKHOLDERS' EQUITY


Current Liabilities:
  Accounts Payable                                       $ 17,166     $ 11,092
  Accruals                                                  7,045        5,870
  Income Taxes Payable (Note 5)                               187          206
  Current Maturities of Long-term Debt                      4,672        4,667
                                                         --------     --------
         Total Current Liabilities                         29,070       21,835


Long-term Debt, Less Current Maturities                    38,454       46,650


Deferred Income Taxes (Note 5)                              4,924        5,169
                                                         --------     --------

         Total Liabilities                                 72,448       73,654
                                                         --------     --------


Stockholders' Equity:
  Common Stock, Class A (Notes 6 and 7)                     5,110        7,650
  Common Stock, Class B, Convertible (Notes 6 and 7)        5,700        7,096
  Additional Paid-in Capital                                2,463        8,644
  Retained Earnings                                        41,385       41,261
                                                         --------     --------
                                                           54,658       64,651


  Less Cost of Treasury Stock (Note 7)                          -      (10,117)
                                                         --------     --------
         Total Stockholders' Equity                        54,658       54,534
                                                         --------     --------


         Total Liabilities and Stockholders' Equity      $127,106     $128,188
                                                         --------     --------

See accompanying notes to financial statements.

                               UNITED FOODS, INC.
                      STATEMENTS OF OPERATIONS (UNAUDITED)
                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                                                   FOR THE THREE MONTHS     FOR THE SIX MONTHS
                                                     ENDED AUGUST 31,        ENDED AUGUST 31,
                                                   --------------------     ------------------
                                                      1996     1995             1996     1995
                                                    -------  -------          -------  -------
Gross Sales and Services Less Discounts, Returns
 and Allowances                                     $42,628  $39,885          $91,336  $84,704

Costs of Sales and Services (Note 3)                 34,809   32,489           74,650   68,132
                                                    -------  -------          -------  -------
 Gross Profit                                         7,819    7,396           16,686   16,572

Selling, Administrative and General Expenses          6,924    7,446           14,971   15,408
                                                    -------  -------          -------  -------

 Operating Income (Loss)                                895      (50)           1,715    1,164
                                                    -------  -------          -------  ------

Interest Income (Expense) - Net                        (887)    (855)          (1,951)  (1,542)

Miscellaneous Income (Expense) - Net (Note 4)            34       (9)             437      (13)
                                                    -------  -------           ------  -------

  Total Other Income and (Expense)                     (853)    (864)          (1,514)  (1,555)
                                                    -------  -------           ------  -------

 Income (Loss) Before Taxes on Income (Benefit)          42     (914)             201     (391)

Taxes on Income (Benefit) (Note 5)                       16     (362)              77     (155)
                                                    -------  -------           ------  -------

 Net Income (Loss)                                  $    26  $  (552)           $ 124  $  (236)
                                                    =======  =======           ======  =======
Common Share and Common Share Equivalent
 (Note 8)                                            11,107   11,797           11,112   11,796
                                                    =======  =======          =======  =======

EARNINGS (LOSS) PER COMMON SHARE AND COMMON
  SHARE EQUIVALENT:  (NOTE 8)                       $   .00  $  (.05)         $   .01  $  (.02)
                                                    =======  =======          =======  =======
Cash Dividends Per Common Share:
 Class A                                            $   -0-  $   -0-          $   -0-  $   -0-
 Class B                                            $   -0-  $   -0-          $   -0-  $   -0-

See accompanying notes to financial statements.

                               UNITED FOODS, INC.
                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                             (DOLLARS IN THOUSANDS)


                                                             FOR THE SIX
                                                      MONTHS ENDED AUGUST 31,
                                                      -----------------------
                                                         1996          1995
                                                         ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income (Loss)                                      $   124      $   (236)
 Adjustments to reconcile net income to net cash
  provided by operations:
  Depreciation and amortization                           3,947         3,577
  Provision for losses on accounts receivable                83            94
  (Gain) loss on disposal of property and equipment         (55)            4
  Adjustments to property held for disposal                (212)            -
  Deferred income taxes                                    (483)         (475)
  Change in assets and liabilities:
    Accounts and notes receivable                          (179)        1,467
    Inventories                                          (4,701)      (17,150)
    Prepaid expenses and miscellaneous                    1,478         1,283
    Other assets                                            425           516
    Accounts payable and accruals                         7,409        10,298
    Income taxes                                            (19)         (919)
                                                        -------      --------
  Net cash provided (used) by operations                  7,817        (1,541)
                                                        -------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:

 Capital expenditures                                      (669)       (8,815)
 Proceeds from sale of other property and equipment         552            16
                                                        -------      --------
  Net cash used by investing activities                    (117)       (8,799)
                                                        -------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:

 Proceeds from long-term borrowings                           -        12,865
 Payments of long-term debt                              (8,191)       (2,233)
 Exercise of stock options                                    -             6
                                                        -------      --------

  Net cash provided (used) by financing activities       (8,191)       10,638
                                                        -------      --------

NET INCREASE (DECREASE) IN CASH FOR THE PERIOD             (491)          298

CASH AND CASH EQUIVALENTS, beginning of period            1,029           452
                                                        -------      --------

CASH AND CASH EQUIVALENTS, end of period                $   538      $    750
                                                        =======      ========

See accompanying notes to financial statements.

                               UNITED FOODS, INC.
                      STATEMENTS OF CASH FLOWS (UNAUDITED)
                                  (CONCLUDED)

                             (DOLLARS IN THOUSANDS)


                                                                       FOR THE SIX
                                                                MONTHS ENDED AUGUST 31,
                                                                -----------------------
                                                                  1996          1995
                                                                  ----          ----
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION:
Cash paid during the six months for:
 Interest                                                        $2,215        $1,441
 Income taxes                                                    $  704        $1,364


NON-CASH INVESTING AND FINANCING ACTIVITIES:
Capital expenditures of $-0-, $160, $142 and $310 are included in accounts payable at August 31, 1996, February 29, 1996,
August 31, 1995 and February 28, 1995, respectively.

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

     In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly its financial position as of August 31, 1996 and its results of operations and cash flows for the six months ended August 31, 1996 and 1995.

2. The results of operations for the six months ended August 31, 1996 and 1995 are not necessarily indicative of the results to be expected for the fiscal year.

3.   Inventories are summarized as follows:


                                 AUGUST 31, 1996   FEBRUARY 29, 1996
                                 ---------------   -----------------
      Finished products             $41,783,000        $36,863,000
      Raw materials                   2,450,000          3,129,000
      Growing crops                   2,389,000          1,948,000
      Merchandise and supplies        1,178,000          1,159,000
                                    -----------        -----------

                                    $47,800,000        $43,099,000
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

4. Miscellaneous Income for the six months ended August 31, 1996 includes the recognition of a claim in the amount of $167,000 and $212,000 to restore the carrying value of property held for disposal to its original cost, based on its current estimated fair value.

5. Taxes on income consist of the current and deferred taxes required to be recognized for the periods. Approximately $2,000,000 in operating loss carryforwards is available to reduce future taxable income through 2008 and, in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", the related future income tax benefits have been recognized by the Company.

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

7. In August 1996, the Company cancelled and retired 2,539,382 shares of Class A Common Stock, $1.00 par value and 1,396,326 shares of Class B Common Stock, $1.00 par value, previously held in its treasury.

8. Earnings per share of common stock and common stock equivalents have been computed based upon the weighted average number of shares outstanding during the three and six months ended August 31, 1996 and August 31, 1995, respectively. The assumed exercise of common stock options does not materially dilute earnings per share for the three and six months ended August 31, 1996 and common stock equivalents are not considered in the computation for the three and six months ended August 31, 1995, as the effect would be anti-dilutive.

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

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of cash are operations and external committed credit facilities. At August 31, 1996 the Company's revolving credit facilities totaled $26,000,000, all of which was currently available. During fiscal 1996, the Company obtained a $5,000,000 increase in one of its revolving credit facilities for the months of September through November, 1995, such increase reducing to $3,000,000 for December, 1995, $2,000,000 for January, 1996 and $1,000,000 for February, 1996.

In September 1996, the Company received a $6,000,000, 8.98%, 10-year term loan commitment, with a 15-year amortization, on its Ogden, Utah facility. Closing is expected during October, 1996 and funds received will be applied against current revolving debt.

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

Operations provided net cash of $7,817,000 during the six months ended August 31, 1996 and used cash of $1,541,000 during the same period of the prior year. A substantial portion of this increase is attributable to decreases in inventories, primarily as the result of weather related shortages and delays related to the current year's vegetable pack, offset in part by increases in accounts and notes receivable and decreases in accounts payable and accruals.

Investing activities used cash of $117,000 for the six months ended August 31, 1996 compared with cash used of $8,799,000 during the same period of the prior year, primarily as the result of decreased capital expenditures in the current year.

Financing activities used cash of $8,191,000 for the six months ended August 31, 1996 and provided net cash of $10,638,000 during the same period of the prior year. This decrease was primarily due to reduced borrowings attributable to the decreased inventories and capital expenditures previously mentioned.

Working capital at August 31, 1996 was $37,995,000, compared to $42,164,000 at February 29, 1996. The decrease is primarily due to the increases in accounts payable and accruals, offset in part by increased inventories.

The Company's ratio of debt to equity decreased to 1.33 to 1 at August 31, 1996 from 1.35 to 1 at February 29, 1996.

CAPITAL EXPENDITURES

Capital expenditures for fiscal 1997 are estimated to be approximately $1,000,000, which is approximately $7,000,000 less than depreciation expense projected for fiscal 1997. Capital expenditures are expected to be for normal replacement of older equipment with more efficient and energy saving equipment. These expenditures are expected to be funded from operations and the Company's revolving credit facilities.

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

In addition to general inflation and the growing, processing and marketing risks described above, the Company faces significant costs associated with increasing governmental regulation, the loss of land and water available for agriculture in California and the increasing competition due to world-wide facilitation of trade. As a result of these factors, the Company's earnings history is cyclical and will continue to be so in the future.

The effect on the Company's operations and its ability to withstand the costs of ongoing and developing healthcare, labeling, OSHA, EPA, taxation and other governmental regulations is unknown.

SUPPLY AGREEMENTS

The Company has entered into two multi-year reciprocal supply agreements with other food processing companies. Through these agreements the Company procures frozen vegetables to meet certain production and inventory requirements. Also, the Company sells frozen vegetables and fresh mushrooms to the other food processors.

REVENUES

Net sales and service revenue increased $2,743,000 (6.9%) and $6,632,000 (7.8%) for the three and six months periods ended August 31, 1996, respectively, as compared with the same periods of the prior year. Sales volume increased 8.3% and 12.4% for the three and six month periods, respectively. The increase in revenues is attributable primarily to sales associated with the Company's Supply Agreements (previously mentioned), distribution gains for certain of the Company's marketing programs and stronger first six months sales volumes for existing customers as compared with the first six months of the prior year.

Sales allowances increased $227,000 (6.5%) for the quarter and $222,000 (2.8%) for the six months, as compared to the prior year, primarily due to increased gross sales.

COST OF SALES AND SERVICES AND GROSS PROFIT

Gross profit increased $423,000 (5.7%) and $114,000 (.7%) for the three and six month periods ended August 31, 1996, respectively as compared with the same periods of the prior year. The gross margin decreased from 18.54% to 18.34%
and from 19.56% to 18.26% for the quarter and six months, respectively.   The
gross profit method, at the estimated annual gross profit rate, is used to determine cost of goods sold in interim financial statements (See Note 3 - Notes to Financial Statements). Cost of sales and services increased $2,320,000 (7.1%) for the quarter and $6,518,000 (9.6%) for the six months as compared with the same periods of the prior year, primarily as the result of the 8.3% and 12.4% respective sales volume increases in the current year.

SELLING, ADMINISTRATIVE AND GENERAL EXPENSES

Selling, general administrative expenses decreased $522,000 (7.0%) and $437,000 (2.8%) respectively, for the three and six month periods ended August 31, 1996, as compared with the same periods of the prior year. Administrative and general expenses accounted for $327,000 (8.2%) and $333,000 (3.9%) of the decrease for the three and six months respectively, primarily as the result of decreased incentive compensation and related benefits and decreased production incentive compensation related to the Company's mushroom farms. Storage expenses decreased $238,000 (10.9%) and $209,000 (4.9%) for the three and six months respectively, primarily due to lower average inventories in fiscal 1997. Other expenses increased $43,000 (3.3%) and $105,000 (3.9%) for the three and six months, respectively, primarily as the result of increased brokerage, advertising and other selling expenses.

INTEREST EXPENSE

Interest expense - net increased $32,000 (3.7%) for the quarter and $409,000 (26.5%) for the six months as compared to the same periods of the prior year, primarily as the result of borrowings related to fiscal 1996 capital expenditures, offset in part by decreased borrowings related to lower average inventories.

MISCELLANEOUS INCOME

Miscellaneous income in the amount of $34,000 for the three months ended August 31, 1996 consists primarily of net gains from the sale of plant, property and equipment.

Miscellaneous income in the amount of $437,000 for the six months ended August 31, 1996 consists of $212,000 to restore the carrying value of certain property held for disposal to its original cost, based on its current fair market value. Further, miscellaneous income includes the recognition of a claim in the amount of $167,000 and net gains on the sale of plant, property and equipment.

TAXES ON INCOME

Taxes on income for the three and six months ended August 31, 1996 and 1995 consist of current and deferred taxes provided at the estimated effective federal and state tax rates expected to be recognized for the respective periods.

                          PART II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

               (a) Exhibit 12 - Computation of earnings per common share.
                   Exhibit 27 - Financial Data Schedule (SEC use only).

               (b) Reports on Form 8-K - There were no reports on Form 8-K filed for during the three months ended August 31, 1996.











                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    UNITED FOODS, INC.



Date:  October 14, 1996          By           s/n Carl W. Gruenewald, II
      --------------------          ---------------------------------------
                                       C. W. Gruenewald, II
                                       Senior Vice President,
                                       Chief Financial Officer & Treasurer