Form 10-Q
period 1996-11-30
UNITED FOODS INC
filed 1997-01-13
CIK 728258

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                             ----------------------

                                   FORM 10-Q

                             ----------------------
(Mark One)

  [ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 1996
                                       OR

  [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM            TO
                                          ----------    -----------

                         COMMISSION FILE NUMBER 1-8574

                               UNITED FOODS, INC.
             (Exact name of registrant as specified in its charter)

               DELAWARE                                 74-1264568
       (State of Incorporation)            (I.R.S. Employer Identification No.)

    TEN PICTSWEET DRIVE, BELLS, TN                         38006
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

      On January 10, 1997, 5,110,425 shares of Class A Common Stock and 5,699,504 shares of Class B Common Stock of United Foods, Inc. were outstanding.

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

PART I - FINANCIAL INFORMATION

                         ITEM 1 - FINANCIAL STATEMENTS

                               UNITED FOODS, INC.
                                 BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                            NOVEMBER 30,   FEBRUARY 29,
                                                               1996           1996
                                                            ------------   -----------
                                                             Unaudited
ASSETS

Current Assets:
   Cash                                                      $   1,235     $   1,029
   Accounts Receivable (net of allowance of $345 and $260)      18,320        14,502
   Inventories (Note 3)                                         51,760        43,099
   Prepaid Expenses and Miscellaneous                            3,534         4,592
   Deferred Income Taxes (Note 5)                                1,134           777
                                                             ---------     ---------
       Total Current Assets                                     75,983        63,999
                                                             ---------     ---------

Property and Equipment:
   Land and Land Improvements                                    8,830         8,965
   Buildings and Leasehold Improvements                         21,098        21,039
   Machinery, Equipment and Improvements                        92,445        92,536
                                                             ---------     ---------
                                                               122,373       122,540

   Less Accumulated Depreciation                               (65,722)      (60,204)
                                                             ---------     ---------

       Net Property and Equipment                               56,651        62,336
                                                             ---------     ---------

Other Assets                                                     1,569         1,853
                                                             ---------     ---------

         Total Assets                                        $ 134,203     $ 128,188
                                                             =========     =========











See accompanying notes to financial statements.

                               UNITED FOODS, INC.
                                 BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                            NOVEMBER 30,   FEBRUARY 29,
                                                               1996            1996
                                                            ------------   -----------
                                                             Unaudited

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts Payable                                          $  21,148     $  11,092
   Accruals                                                      9,786         5,870
   Income Taxes Payable  (Note 5)                                  558           206
   Current Maturities of Long-term Debt                          4,691         4,667
                                                             ---------     ---------
         Total Current Liabilities                              36,183        21,835

Long-term Debt, Less Current Maturities                         37,850        46,650

Deferred Income Taxes (Note 5)                                   4,942         5,169
                                                             ---------     ---------

         Total Liabilities                                      78,975        73,654
                                                             ---------     ---------

Stockholders' Equity:
   Common Stock, Class A (Notes 6 and 7)                         5,110         7,650
   Common Stock, Class B, Convertible (Notes 6 and 7)            5,700         7,096
   Additional Paid-in Capital                                    2,463         8,644
   Retained Earnings                                            41,955        41,261
                                                             ---------     ---------
                                                                55,228        64,651

   Less Cost of Treasury Stock (Note 7)                           --         (10,117)
                                                             ---------     ---------

         Total Stockholders' Equity                             55,228        54,534
                                                             ---------     ---------

         Total Liabilities and Stockholders' Equity          $ 134,203     $ 128,188
                                                             =========     =========








See accompanying notes to financial statements.

                               UNITED FOODS, INC.
                      STATEMENTS OF OPERATIONS (UNAUDITED)
                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                                                    FOR THE THREE MONTHS      FOR THE NINE MONTHS
                                                     ENDED NOVEMBER 30,        ENDED NOVEMBER 30,
                                                   ----------------------    ----------------------
                                                     1996          1995         1996         1995
                                                   ---------    ---------    ---------    ---------

Gross Sales and Services Less Discounts, Returns
  and Allowances                                   $  52,669    $  52,847    $ 144,005    $ 137,551

Costs of Sales and Services (Note 3)                  42,656       44,364      117,306      112,496
                                                   ---------    ---------    ---------    ---------

  Gross Profit                                        10,013        8,483       26,699       25,055

Selling, Administrative and General Expenses           8,180        8,526       23,151       23,934
                                                   ---------    ---------    ---------    ---------

  Operating Income (Loss)                              1,833          (43)       3,548        1,121
                                                   ---------    ---------    ---------    ---------

Interest Income (Expense) - Net                         (908)      (1,107)      (2,859)      (2,649)

Miscellaneous Income (Expense) - Net (Note 4)            -0-            3          437          (10)
                                                   ---------    ---------    ---------    ---------

    Total Other Income and (Expense)                    (908)      (1,104)      (2,422)      (2,659)
                                                   ---------    ---------    ---------    ---------

  Income (Loss) Before Taxes on Income (Benefit)         925       (1,147)       1,126       (1,538)

Taxes on Income ( Benefit) (Note 5)                      355         (435)         432         (590)
                                                   ---------    ---------    ---------    ---------

  Net Income (Loss)                                $     570    $    (712)   $     694    $    (948)
                                                   =========    =========    =========    =========

Common Share and Common Share Equivalent
  (Note 8)                                            11,057       11,472       11,098       11,689
                                                   =========    =========    =========    =========

EARNINGS (LOSS) PER COMMON SHARE AND COMMON
    SHARE EQUIVALENT:  (NOTE 8)                    $     .05    $    (.06)   $     .06    $    (.08)
                                                   =========    =========    =========    =========

Cash Dividends Per Common Share:
  Class A                                               $-0-         $-0-         $-0-         $-0-
  Class B                                               $-0-         $-0-         $-0-         $-0-










See accompanying notes to financial statements.

                               UNITED FOODS, INC.
                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                             (DOLLARS IN THOUSANDS)

                                                             FOR THE NINE
                                                       MONTHS ENDED NOVEMBER 30,
                                                       -------------------------
                                                           1996         1995
                                                         --------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income (loss)                                     $    694    $   (948)
   Adjustments to reconcile net income to net cash
       provided by operations:
     Depreciation and amortization                          5,915       5,357
     Provision for losses on accounts receivable              122         105
     (Gain) loss on disposal of property and equipment        (55)          1
     Adjustments to property held for disposal               (212)       --
     Deferred income taxes                                   (584)       (855)
     Change in assets and liabilities:
       Accounts and notes receivable                       (3,940)     (4,073)
       Inventories                                         (8,661)    (15,735)
       Prepaid expenses and miscellaneous                   1,058       1,939
       Other assets                                           284         566
       Accounts payable and accruals                       14,132      14,898
       Income taxes                                           352        (945)
                                                         --------    --------
     Net cash provided (used) by operations                 9,105         310
                                                         --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                      (675)    (10,659)
   Proceeds from sale of property and equipment               552          19
                                                         --------    --------
     Net cash used by investing activities                   (123)    (10,640)
                                                         --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long-term borrowings                        --        16,445
   Payments of long-term debt                              (8,776)     (3,327)
   Purchase of treasury stock                                --        (2,283)
   Exercise of stock options                                 --            36
                                                         --------    --------
     Net cash provided (used) by financing activities      (8,776)     10,871
                                                         --------    --------

NET INCREASE IN CASH FOR THE PERIOD                           206         541

CASH AND CASH EQUIVALENTS, beginning of period              1,029         452
                                                         --------    --------

CASH AND CASH EQUIVALENTS, end of period                 $  1,235    $    993
                                                         ========    ========



See accompanying notes to financial statements.

                               UNITED FOODS, INC.
                      STATEMENTS OF CASH FLOWS (UNAUDITED)
                                  (CONCLUDED)

                             (DOLLARS IN THOUSANDS)


                                                             FOR THE NINE
                                                       MONTHS ENDED NOVEMBER 30,
                                                       -------------------------
                                                           1996         1995
                                                         --------    ---------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
   INFORMATION:

   Cash paid during the nine months for:
     Interest                                            $  3,100    $  2,437
     Income taxes                                        $    841    $  1,396

NON-CASH INVESTING AND FINANCING ACTIVITIES:
   Capital expenditures of $-0-, $160, $50 and $310 are included in accounts payable at November 30, 1996, February 29, 1996, November 30, 1995 and
   February 28, 1995, respectively.



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

     In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly its financial position as of November 30, 1996 and its results of operations and cash flows for the three and nine months ended November 30, 1996 and 1995.

2. The results of operations for the three and nine months ended November 30, 1996 and 1995 are not necessarily indicative of the results to be expected for the fiscal year. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3.   Inventories are summarized as follows:


                                        NOVEMBER 30, 1996       FEBRUARY 29, 1996
                                        -----------------       -----------------
     Finished products                     $45,843,000             $36,863,000
     Raw materials                           2,895,000               3,129,000
     Growing crops                           2,081,000               1,948,000
     Merchandise and supplies                  941,000               1,159,000
                                           -----------             -----------
                                           $51,760,000             $43,099,000
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

4. Miscellaneous Income for the nine months ended November 30, 1996 includes the recognition of a claim in the amount of $167,000, $212,000 to restore the carrying value of property held for disposal to its original cost, based on its current estimated fair value, and $55,000 gain on sale of property and equipment.

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

8. Earnings per share of common stock and common stock equivalents have been computed based upon the weighted average number of shares outstanding during the three and nine months ended November 30, 1996 and November 30, 1995, respectively. The assumed exercise of common stock options does not materially dilute earnings per share for the three and nine months ended November 30, 1996 and common stock equivalents are not considered in the computation for the three and nine months ended November 30, 1995, as the effect would be anti-dilutive.

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

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of cash are operations and external committed credit facilities. At November 30, 1996 the Company's revolving credit facilities totaled $23,000,000, all of which was currently available. During fiscal 1996, the Company obtained a $5,000,000 increase in one of its revolving credit facilities for the months of September through November 1995, such increase reducing to $3,000,000 for December 1995, $2,000,000 for January 1996 and $1,000,000 for February 1996.

In September 1996, the Company received a $6,000,000, 8.98%, 10-year term loan commitment, with a 15-year amortization, on its Ogden, Utah facility. Closing is expected during January 1997 and funds received will be applied against current revolving debt. As the result of this loan commitment, the Company's $23,000,000 revolving credit facility was reduced to $20,000,000.

In December 1996, the Company also received a commitment to increase the term loan on its Bells, Tennessee facility to its original $15,000,000 amount. This commitment provides for a new 10-year term, with a 15-year amortization with the interest rate fixed at closing. The approximately $7,000,000 anticipated to be received at closing in January 1997, will be applied against current outstanding revolving debt.

The Company's sources of liquidity are expected to adequately meet requirements for the upcoming year and the foreseeable future; however, new financing alternatives are constantly evaluated to determine their practicality and availability in order to provide the Company with sufficient and timely funding at the least possible cost. The $3,000,000 and $20,000,000 revolving credit facilities currently mature in fiscal 1999. One-year extensions of maturity dates of the revolving credit facilities will be considered by the lenders annually. If annual extensions are not granted, the Company will then investigate revolving credit facilities with other lenders and believes it can replace any current revolving credit facility within its remaining 24-month term.

Operations provided net cash of $9,105,000 during the nine months ended November 30, 1996 and $310,000 during the same period of the prior year. A substantial portion of this increase is attributable to decreases in inventories, primarily as the result of purchasing delays related to the current year's production.

Investing activities used cash of $123,000 for the nine months ended November 30, 1996 compared with cash used of $10,640,000 during the same period of the prior year, primarily as the result of decreased capital expenditures in the current year.

Financing activities used cash of $8,776,000 for the nine months ended November 30, 1996 and provided net cash of $10,871,000 during the same period of the prior year. This decrease was primarily due to lower borrowing levels associated with the decreased inventories and capital expenditures previously mentioned. Further, in the previous year, the Company purchased treasury stock in the amount of $2,283,000.

Working capital at November 30, 1996 was $39,800,000, compared to $42,164,000 at February 29, 1996. The decrease is primarily due to the increases in accounts payable and accruals, offset in part by a seasonal increase in inventories.

The Company's ratio of debt to equity increased to 1.43 to 1 at November 30, 1996 from 1.35 to 1 at February 29, 1996.

CAPITAL EXPENDITURES

Capital expenditures for fiscal 1997 are estimated to be less than $1,000,000, which is approximately $7,000,000 less than depreciation expense projected for fiscal 1997. Capital expenditures are expected to be for normal replacement of older equipment with more efficient and energy saving equipment. These expenditures are expected to be funded from operations and the Company's revolving credit facilities.

RESULTS OF OPERATIONS

OVERVIEW AND TRENDS

The Company's product line is made up of agricultural products which are subject to the cyclical conditions and risks inherent in the agricultural industry. The Company bears part of the growing risks and all of the processing and marketing risks of these agricultural products. Weather abnormalities and excess inventories sometimes cause substantial reductions in the annual volume of product processed in facilities that are owned or leased by the Company. When this happens, the unit cost of that year's production will increase substantially, generally resulting in reduced profit margins for one or more years. On the other hand, when bumper crops occur unit costs will decrease but selling prices will, in general, be depressed.

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

REVENUES

Net sales and service revenue decreased $178,000 (.3%) and increased $6,454,000 (4.7%) for the three and nine months periods ended November 30, 1996, respectively, as compared with the same periods of the prior year. Sales volume decreased 3.1% and increased 6.4% for the three and nine month periods, respectively. Sales volume and dollars decreased for the three months as compared to same period of the prior year primarily as the result of decreased production yields and sales of certain products. Recovery from decreasing yields is expected during the fourth quarter of fiscal 1997. The increase in revenues for the nine months is attributable primarily to sales associated with the Company's Supply Agreements (previously mentioned), distribution gains resulting from certain of the Company's marketing programs and stronger first nine months sales volumes for existing customers as compared with the first nine months of the prior year.

Sales allowances decreased $114,000 (1.2%) for the quarter and increased $778,000 (3.2%) for the nine months, as compared to the prior year, primarily due to related changes in gross sales.

COST OF SALES AND SERVICES AND GROSS PROFIT

Gross profit increased $1,530,000 (18.0%) and $1,644,000 (6.6%) for the three and nine month periods ended November 30, 1996, respectively as compared with the same periods of the prior year. The gross profit method, at the estimated annual gross profit rate, is used to determine cost of goods sold in interim financial statements (See Note 3 - Notes to Financial Statements). Cost of sales and services decreased $1,708,000 (3.8%) for the quarter and increased $4,810,000 (4.3%) for the nine months as compared with the same periods of the prior year, primarily as the result of the 3.1% decrease and 6.4% increase in respective sales volume change mentioned above.

SELLING, ADMINISTRATIVE AND GENERAL EXPENSES

Selling, general administrative expenses decreased $346,000 (4.1%) and $783,000 (3.3%) respectively, for the three and nine month periods ended November 30, 1996, as compared with the same periods of the prior year. Administrative and general expenses accounted for $373,000 (9.0%) and $706,000 (5.6%) of the decrease for the three and nine months respectively, primarily as the result of decreased production incentive compensation related to the Company's mushroom farms. Storage expenses increased $25,000 (less than 1%) and $234,000 (8.8%) for the three and nine months respectively. Other expenses decreased $102,000 (2.3%) and $207,000 (11.9%) for the three and nine months, respectively, primarily as the result of decreased brokerage.

INTEREST EXPENSE

Interest expense - net decreased $199,000 (18.0%) for the quarter and $210,000 (7.9%) for the nine months as compared to the same periods of the prior year, primarily as the result of borrowings related to fiscal 1996 capital expenditures, offset in part by decreased borrowings related to lower average inventories.

MISCELLANEOUS INCOME

Miscellaneous income in the amount of $437,000 for the nine months ended November 30, 1996 consists of $212,000 to restore the carrying value of certain property held for disposal to its original cost, based on its current fair market value. Further, miscellaneous income includes the recognition of a claim in the amount of $167,000 and net gains on the sale of plant, property and equipment.

TAXES ON INCOME

Taxes on income for the three and nine months ended November 30, 1996 and 1995 consist of current and deferred taxes provided at the estimated effective federal and state tax rates expected to be recognized for the respective periods.

                          PART II - OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K

              (a)  Exhibits -

                     11    Computation of earnings per common share.

                     27    Financial Data Schedule (for SEC use only)

              (b) Reports on Form 8-K - There were no reports on Form 8-K filed for during the three months ended November 30, 1996.




                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      UNITED FOODS, INC.


Date:  January 13, 1997               By    s/n Carl W. Gruenewald, II
       ----------------                     ---------------------------------
                                            C. W. Gruenewald, II
                                            Senior Vice President,
                                            Chief Financial Officer & Treasurer