Form 10-K
period 1997-02-28
UNITED FOODS INC
filed 1997-05-09
CIK 728258

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


                                 -----------

                                  FORM 10-K

                                 -----------

(Mark One)
[ X ]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
                 FOR THE FISCAL YEAR ENDED FEBRUARY 28, 1997
                                     OR
[   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
              FOR THE TRANSITION PERIOD FROM        TO
                                            -------   -------

                        COMMISSION FILE NUMBER 1-8574

                             UNITED FOODS, INC.

           (Exact name of registrant as specified in its charter)

       DELAWARE                                          74-1264568
(State of Incorporation)                    (I.R.S. Employer Identification No.)

    TEN PICTSWEET DRIVE, BELLS, TN                         38006
(Address of Principal Executive Offices)                 (Zip Code)

     Registrant's telephone number, including area code: (901) 422-7600

         SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                    NAME OF EACH EXCHANGE
          TITLE OF EACH CLASS                        ON WHICH REGISTERED

---------------------------------------    -------------------------------------

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this Chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     On May 6, 1997, 5,116,075 shares of Class A Common Stock and 5,693,854 shares of Class B Common Stock of United Foods, Inc. were outstanding and the aggregate market value of such Common Stock held by nonaffiliates (based on its closing transaction price on such date) was approximately $10,200,000, assuming for purposes of this report that all executive officers and directors of the registrant are affiliates.

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

MARKETING

     The Company's food products are primarily sold directly to large national grocery chains and through food brokers to numerous independent food stores located throughout the United States for resale in the retail market. These products are sold both under the Company's brand names and under buyers' labels, and to military commissaries in the United States and overseas under the Company's brand names. Such sales represented approximately 73% of the Company's revenue for the year ended February 28, 1997. Since such a large part of the Company's sales are made in the retail market and since a significant proportion of the retail grocery trade in the United States is concentrated in the hands of national grocery chains, a large part of the Company's revenue is derived from sales to these chains. The Company's five largest customers are Albertson's, Inc., the Defense Personnel Support Center, Food Lion, Inc., The Kroger Company and Kenneth O. Lester Co., Inc. Sales to these five customers represented approximately 34% of the Company's revenue for the year ended February 28, 1997. Due to competition, the Company's mix of customers changes over time. Therefore, it is possible that the Company will lose one or more of its largest customers over time, and it is possible its operations will suffer materially as a result.

     The Company's principal brand name is "Pictsweet," which is used throughout the United States and in military commissaries overseas.

     The Company also sells certain of its food products, directly and through food brokers, to institutions located throughout the United States, such as restaurants, schools, hospitals, hotels, and federal and state government agencies. Such sales represented approximately 18% of the Company's revenue for the year ended February 28, 1997.

     In addition, the Company sells certain of its food products directly to other food companies. Such sales represented approximately 7% of the Company's revenue for the year ended February 28, 1997.

     The Company's food brokers are compensated on a commission basis.

     The Company does not consider backlog at year end to be material to an understanding of its business.

     Sales are somewhat seasonal. Historically, sales have been lower during the Company's second quarter (summer months) when fresh vegetables are more available to the consumer.

     The Company operates a truck fleet which transports a substantial portion of the Company's products. Transportation services are also provided to customers other than the Company and accounted for approximately 1% of the Company's revenues for the year ended February 28, 1997.

     Rental and miscellaneous income accounted for approximately 1% of the Company's revenue for the year ended February 28, 1997.

TRADEMARKS

     Approximately 68% of the Company's revenues are derived from sales under the "Pictsweet" brand and other registered trademarks. These renewable trademarks expire over the next 20 years.

OPERATIONS

     Mushrooms and some vegetables processed in the Company's Tennessee plant are grown on Company operated farms. Procurement of the remaining raw vegetables is generally either by contract with growers or from vegetable
assemblers.   Crops have seasonal features and availability is subject to unpredictable changes in growing conditions that are inherent in the agriculture industry. The Company bears part of the growing risks and all of the processing and marketing risks associated with its agricultural products. Weather abnormalities and other adverse growing conditions sometimes result in substantial reductions in the annual volumes processed in the Company's plants. When this occurs, the Company may have to procure raw and processed vegetables from alternative sources at higher than expected costs and the reduced volume of vegetables processed in the Company's plants results in increased unit costs. When growing conditions result in yields that exceed expectations, the Company will generally pack only volumes required by anticipated demand through the next pack season. Additionally, selling prices are impacted by industry-wide production and inventory levels. Bumper crops and resulting increased inventory levels will tend to decrease average selling prices, while crop shortages will generally result in increased selling prices.

     The Company farms approximately 7,200 acres of leased land in West Tennessee. These farm operations supply part of the vegetables required for the Company's Tennessee plant.

     The Company has entered into two multi-year reciprocal supply agreements with other food processing companies. Through these agreements the Company procures frozen vegetables to meet production and inventory requirements. The Company also sells frozen vegetables processed at the Company's Tennessee and California facilities to the other food processors.

     The time and duration of processing seasons vary considerably according to the specific product. For example, the annual requirement for white acre peas is processed in a short period of approximately two weeks, while broccoli is processed during approximately ten months of each year. Thus, substantial inventories are required for long periods of time to support the consumer demand for frozen vegetables throughout the year. Mushrooms are grown twelve months of each year.

     Working capital requirements follow inventory levels and the Company looks to its lenders to meet working capital requirements. Interest rates on the Company's working capital loans fluctuate with the prime rate and the Term Federal Funds rate.

COMPETITION

     The Company is faced with substantial competition in all aspects of its business. The food industry is highly competitive and competition has increased in recent years as a result of the efforts by the "Birds Eye" and "Green Giant" brands to increase market share. The principal methods of competition in the food industry involve price and service. The Company has developed the "Pictsweet" brand into a national brand for fresh and frozen vegetables which enables it to differentiate its products on a basis other than price. In addition, the Company has a broad-based national distribution system for frozen vegetables and a western regional distribution system for fresh mushrooms which give it a competitive advantage in the area of customer service. Over the past several years, imports of frozen vegetables have increased substantially and significant new processing capacity has been constructed in the United States. As a result, the total production capacity of frozen vegetables is now substantially in excess of current requirements.

EMPLOYEES

     At February 28, 1997, the Company had approximately 1,830 full-time employees, of whom approximately 1,700 were engaged in farming, manufacturing and service activities and 130 in sales and administration. In addition, because of the seasonal nature of its production activities, the Company has numerous additional temporary employees. Peak employment during the year was approximately 2,350 employees of whom approximately 1,850 were full time employees and approximately 500 were temporary employees.

     One union has intermittently claimed bargaining rights at the Company's Ventura, California mushroom farm. Currently, there are no such negotiations underway.

     The Company's on-going efforts to achieve the lowest possible costs include analyzing its operations and selling, administrative and general expenses to identify areas in which costs can be reduced. These efforts resulted in reductions in the number of full time employees during fiscal 1997.


ITEM 2. PROPERTIES

OPERATING PLANTS

     The Company owns and is currently operating six facilities in California, Oregon, Tennessee and Utah. Although production varies with the seasons at the frozen vegetable plants, all the facilities operate during a substantial part of the year. Set forth in the table below is a list of the six facilities with various information concerning each:


                                                 APPROXIMATE SQUARE
LOCATION                 SPACE DEVOTED TO             FOOTAGE
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

     The Company farms approximately 7,200 acres of leased farmland in West Tennessee to supply part of the vegetables required for the Bells, Tennessee plant. The Company owns or leases the machinery and equipment located at all of its facilities. Although utilization of production capacity varies from facility to facility, overall utilization is approximately 75% for vegetable processing facilities and near 100% for mushroom farm facilities.

ITEM 3. LEGAL PROCEEDINGS

     On December 13, 1993, the Company entered into an agreement with the United States Environmental Protection Agency ("USEPA") in settlement of alleged violations of the Clean Water Act in clearing land in Rossville, Tennessee for use as a vegetable farm. The agreement provides that the Company will restore certain wetlands, plant hardwood trees and construct a levee on sections of the property, monitor the site for five years and make periodic reports to the USEPA and Army Corps of Engineers. The Company has maintained compliance with the agreement and the agreement is not expected to adversely affect the Company's financial position or results of its operations.

     With the exception of the USEPA matter, there are no legal proceedings required to be reported pursuant to Item 103 of Regulation S-K. (See Note 9.C - Notes to Financial Statements).


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company did not submit any matters to a vote of security holders during the quarter ended February 28, 1997.

PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS


PRICE RANGE OF COMMON STOCK AND DIVIDENDS


     The Class A and B Common Stocks of the Company are both traded on the American and Pacific Stock Exchanges. Ticker Symbols: UFD A and UFD B.


                             CLASS A                      CLASS B
                   --------------------------- ---------------------------
                     SALE PRICE                   SALE PRICE
                   --------------              ---------------
QUARTER ENDED      HIGH     LOW    DIVIDEND(1)  HIGH    LOW     DIVIDEND(1)
-------------      ----     -----  ----------- -----   -------  -----------
May 31, 1995        2 5/8   2         -        2 3/4   2 1/8      -

August 31, 1995     2 9/16  1 5/8     -        2 9/16  1 3/4      -

November 30, 1995   2 5/16  1 3/4     -        2 1/2   1 3/4      -

February 29, 1996   2 1/8   1 5/8     -        2 1/8   1 5/8      -

May 31, 1996        2 1/8   1 3/4     -        2 1/8   1 3/4      -

August 31, 1996     2 1/4   1 5/8     -        2 1/4   1 3/4      -

November 30, 1996  11 5/16  1 5/8     -        2       1 5/8      -

February 28, 1997   1 7/8   1 1/2     -        1 7/8   1 1/2      -

------------
(1) Restrictive covenants in various loan agreements limit retained earnings available for payment of dividends to $6,881,000 at February 28, 1997 (See
     Note 3- Notes to Financial Statements).

APPROXIMATE NUMBER OF COMMON EQUITY SECURITY HOLDERS


                                    APPROXIMATE NUMBER OF
      TITLE OF CLASS        RECORD HOLDERS AS OF FEBRUARY 28, 1997
--------------------------  --------------------------------------
Common Stock, $1 par value
         Class A                         2,300
         Class B                         1,800

ITEM 6. SELECTED FINANCIAL DATA

     The following selected financial data of the Company should be read in conjunction with the financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations, included elsewhere herein. The financial information has been derived from audited financial statements of the Company.


                                                                     YEAR ENDED FEBRUARY 28 OR 29,
                                          -----------------------------------------------------------------------------------
                                               1997            1996              1995             1994             1993
                                          ---------------  --------------   ---------------  ---------------  ---------------
                                                             (THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)
                                          ----------------------------------------------------------------------------------
Sales and service revenues..............          195,820         191,714           190,256          175,796          156,318
Operating income........................            4,672           2,914             6,984            3,286            2,914
Income (loss) before cumulative effect
  of change in accounting...............              922            (660)            2,402               90             (221)
Cumulative effect on prior years of
  change in accounting for income
  taxes(1)..............................                -               -                 -                -           (1,895)
Net income (loss).......................              922            (660)            2,402               90           (2,116)
Earnings (loss) per share of common
stock and common stock equivalents:(2)
  Income (loss) before cumulative
  effect of change in accounting........              .08            (.06)              .19              .01             (.02)
  Cumulative effect of accounting change                -               -                 -                -             (.14)
  Net income (loss).....................              .08           (0.06)              .19              .01             (.16)
Long-term debt..........................           36,244          46,650            30,076           27,148           37,882
Total assets............................          119,108         128,188           114,157          109,516          119,960
Cash dividends per common share:
 Class A................................                -               -                 -                -                -
 Class B................................                -               -                 -                -                -

---------------------------------
(1) Effective March 1, 1992, the Company adopted FAS 109, "Accounting for Income Taxes."
(2) Earnings per share of common stock and common stock equivalents have been computed using the average number of shares required to be recognized during the respective periods. Earnings per share are the same for primary and fully diluted computations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of cash are operations and external committed credit facilities. At February 28, 1997 the Company's revolving credit facilities totaled $21,000,000, all of which was currently available (See Note 3- Notes to Financial Statements). One of the Company's revolving credit facilities was reduced from $23,000,000 to $18,000,000 upon the closing of two term loans during the fourth quarter of fiscal 1997. In January 1997, the Company closed on a $6,000,000, ten-year term loan, which provides for principal and interest payments based on a fifteen-year amortization, with
interest at  8.98%.   This loan is secured by the Company's Ogden, Utah
facility. In February 1997, the Company entered into an agreement to increase the term loan secured by its Bells, Tennessee facility to its original $15,000,000 amount. This loan has a 9.10% interest rate and a ten-year term with monthly principal and interest payments of $194,000 during the first year and $148,000 thereafter. The proceeds from these loans were used to reduce outstanding revolving credit borrowings.

     The Company's sources of liquidity are expected to adequately meet requirements for the upcoming year and the foreseeable future; however, new financing alternatives are constantly evaluated to determine their practicality and availability in order to provide the Company with sufficient and timely funding at the least possible cost. The Company's $3,000,000 and $18,000,000 revolving credit facilities currently mature in fiscal 2000. One-year extensions of maturity dates of the revolving credit facilities will be considered by the lenders annually. If annual extensions are not granted, the Company will then investigate revolving credit facilities with other lenders and believes it can replace any current revolving credit facility within its remaining 24-month term.

     Operating activities provided net cash of $12,839,000 in fiscal 1997, as compared with $5,890,000 provided in fiscal 1996. The increase from 1996 to 1997 results primarily from increased earnings and decreased inventories, the effects of which were partially offset by an increase in accounts receivable. The decrease in inventories resulted from weather related pack delays for certain vegetables and the timing of certain purchases. The increase in accounts receivable resulted primarily from the timing of sales and cash receipts near year end. Operations provided net cash of $5,890,000 in fiscal 1996, as compared with $6,747,000 in fiscal 1995. Increased inventories in 1996 were offset in part by increased accounts payable and accruals as the result of timing factors. In fiscal 1995, the $4,957,000 increase in inventories generally represented a build-up to normal levels following weather related shortages of raw product experienced in fiscal 1994.

     Investing activities provided cash of $205,000 in fiscal 1997 and used cash of $12,006,000 and $10,588,000 in 1996 and 1995, respectively. The change from 1997 to 1996 results primarily from a decrease in capital expenditures from $12,064,000 in 1996 to $693,000 in 1997. Proceeds from the sale of property and equipment totaled $898,000 in fiscal 1997, as compared with $58,000 in 1996 and $443,000 in 1995.

     Financing activities used cash of $10,301,000 in fiscal 1997 and provided cash of $6,693,000 and $297,000 in fiscal 1996 and 1995, respectively. In fiscal 1997, cash provided by operations and proceeds from the previously mentioned term loans were used primarily to reduce borrowings under the Company's revolving credit agreements. Borrowings in fiscal years 1996 and 1995 were used primarily to fund capital expenditures and treasury stock purchases. Purchases of treasury stock totaled $2,284,000 and $2,588,000 in fiscal years 1996 and 1995, respectively.

     Working capital at February 28, 1997 amounted to $40,738,000, compared to working capital of $42,164,000 at February 29, 1996. The decrease in working capital in fiscal 1997 resulted primarily from the changes in inventory and accounts receivable previously mentioned.

     The Company's ratio of debt to equity was 1.15 to 1 at February 28, 1997, a decrease from 1.35 to 1 at

February 28, 1996. The reduction results primarily from repayments of long-term debt with cash provided by opertions

CAPITAL EXPENDITURES

     Capital expenditures, on an accrual basis, amounted to $533,000 in fiscal 1997 as compared with $19,914,000 and $9,874,000 in fiscal 1996 and 1995, respectively. Fiscal 1996 capital expenditures include the purchase of the previously leased Santa Maria, California facility, which was financed with $8,000,000 in mortgage notes (See Note 3-Notes to Financial Statements). Capital expenditures for fiscal 1998 are estimated to be $4,000,000, which is approximately $4,000,000 less than deprecation expense projected for fiscal 1998. Capital expenditures are expected to be for normal replacement of older equipment with more efficient and energy saving equipment.

IMPACT OF INFLATION

     Whether current selling prices will be maintained or future selling price increases will be sufficient to match any future cost increases is not determinable at the present time due to the highly competitive conditions which exist in the food industry.

RESULTS OF OPERATIONS

OVERVIEW AND TRENDS

     The Company's product line is made up of agricultural products which are subject to the cyclical conditions and risks inherent in the agricultural industry. The Company bears part of the growing risks and all of the processing and marketing risks of these agricultural products. Weather abnormalities and excess inventories sometimes cause substantial reductions in the annual volume of product processed in the Company's facilities. When this happens, the unit cost of that year's production will increase substantially, resulting in reduced profit margins for one or more years. On the other hand, when bumper crops occur unit costs will decrease but selling prices will, in general, be depressed.

     The Company has always been faced with very strong competition in the marketplace from large brand name competitors, private regional U.S. vegetable processors, and privately-owned Mexican vegetable processors. These competitive pressures, coupled with low overall growth, have led to weak market pricing. The Company anticipates that this condition will continue for several years.

     In addition to general inflation and the growing, processing and marketing risks described above, the Company is facing the significant costs associated with increasing governmental regulation, the loss of land and water available for agriculture in California and the increasing competition due to world wide facilitation of trade. As a result of these factors, the Company's earnings history is cyclical and will continue to be so in the future.

     The effect on the Company's operations and its ability to withstand the costs of developing healthcare, labeling, OSHA, EPA, taxation and other governmental regulations is unknown.

     The Annual Report on Form 10-K and documents that incorporate it by reference may include forward-looking information in reliance on the safe harbor provided by the Private Litigation Reform Act of 1995. These forward-looking statements are subject to substantial risks, including those discussed above, and actual results may differ from those predicted in any such forward-looking statement.

SERVICE REVENUES

     Service revenues consist primarily of outside revenue from the Company's trucking operations used in the distribution of frozen vegetables, rental and miscellaneous income.

SUPPLY AGREEMENTS

     The Company has entered into two multi-year reciprocal supply agreements with other food processing companies. Through these agreements the Company procures frozen vegetables to meet production and inventory requirements. The Company also sells frozen vegetables processed at the Company's Tennessee and California facilities to the other food processors.

RECENT ACCOUNTING PRONOUNCEMENT

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("FAS 128"). This statement simplifies the standards for computing earnings per share ("EPS") previously found in APB Opinion No. 15, "Earnings Per Share," as the presentation of primary and fully-diluted EPS is replaced with Basic and Diluted EPS. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

     FAS 128 is effective for financial statements issued for periods ending after December 15, 1997. The Company will adopt FAS 128 in financial statements issued for the year ending February 28, 1998. If the provisions of FAS 128 had been applied to the year ended February 28, 1997, estimated Basic EPS and Diluted EPS would have been $.08.

FISCAL 1997 COMPARED TO FISCAL 1996

NET SALES AND SERVICE REVENUES

     Net sales and service revenues increased $4,106,000 or 2.1% for fiscal 1997 as compared with fiscal 1996 as follows:


                                       YEAR ENDED FEBRUARY 28 OR 29,
                                       -----------------------------
                                            1997           1996
                                        ------------   ------------

Gross Sales Revenues:
 Food Product.........................  $227,192,000   $221,991,000
 Services.............................     3,173,000      3,192,000
                                        ------------   ------------
Total Gross Revenues..................   230,365,000    225,183,000
Less Sales Allowances on Food Products   (34,545,000)   (33,469,000)
                                        ------------   ------------
 Net Sales and Service Revenues.......  $195,820,000   $191,714,000
                                        ============   ============

     Food product gross sales increased $5,201,000 or 2.3% in fiscal 1997 as compared with fiscal 1996 and included sales volume increases of 2.9%. The average selling price of food products decreased .6%, primarily as the result of an increase in sales to other food processing companies in connection with the previously mentioned multi-year reciprocal supply agreements in the amount of $2,492,000 (29%). The average selling price of food product sales, excluding the effect of sales to other food processing companies, increased .6% from 1996 to 1997. Sales allowances increased $1,076,000 or 3.2% from the prior year primarily as the result of the Company's change from deferring and amortizing product introduction and related costs to expensing such costs as incurred. This change was made in February 1997 due to the increasingly competitive nature of the industry which has resulted in the inability to reasonably estimate the period benefitted by these costs. The effect of this change was to decrease income before income taxes by approximately $897,000 (See Summary of Accounting Policies). Service revenues were substantially unchanged, decreasing $19,000 from 1996 to 1997.

COST OF SALES AND SERVICES

     Cost of sales and services increased $3,777,000 or 2.4% in fiscal 1997 as compared with the previous year primarily as the result of the sales volume increase of 2.9% previously noted, partially offset by the effect of improved yields and production efficiencies in 1997. Gross profit increased $329,000 in fiscal 1997 as compared with the previous year and the gross profit margin was 18.7% for fiscal 1997 as compared with 19.0% for fiscal 1996. The increase in gross profit results primarily from increased sales volume in 1997 as compared with 1996 and the decrease in the gross margin percentage results primarily from the decrease in the overall average selling price and increased sales allowances previously mentioned.

     Operating results for fiscal 1997 include a charge to operations of approximately $1,000,000, as compared with approximately $500,000 in fiscal 1996, as the result of a repair and maintenance program to restore the throughput of the Company's plants to their approximate original capacity. It is expected that repair and maintenance expenditures under this program will continue to be significant for some time.

SELLING, ADMINISTRATIVE AND GENERAL EXPENSES

     Selling, administrative and general expenses decreased $1,429,000 (4.3%), primarily as the result of decreased storage expenses of $512,000 (resulting from lower average inventories), decreased pension and incentive compensation of $530,000 and decreased brokerage and other direct selling expenses of $337,000. Additionally, administrative and general expense in fiscal 1997 includes a charge to income before income taxes of approximately $829,000 resulting from the Company's adoption in February 1997 of a non-contributory, unqualified supplemental retirement plan for management employees (See Note 8
- Notes to Financial Statements). The effect of adopting this plan was mitigated by the rationalization of general and administrative functions during fiscal 1997, which resulted in an overall decrease in administrative and general expenses of approximately $50,000 as compared with the prior year.

INTEREST EXPENSE

     Interest expense decreased $105,000 (2.6%) due to lower average borrowings related primarily to reductions in revolving credit borrowings which were partially attributable to lower average inventories.

MISCELLANEOUS INCOME

     Miscellaneous Income - Net in the amount of $707,000 for fiscal 1997 includes $314,000 resulting from net gains realized on disposal of property, plant and equipment, and $212,000 to restore the carrying value of certain property held for disposal to its original cost, based on its current fair market value. Further, miscellaneous income includes the realization of a claim in the amount of $167,000 related to operations which were discontinued in 1992.

TAXES ON INCOME

     Taxes on income consist of current and deferred income taxes required to be recognized for fiscal 1997.

FISCAL 1996 COMPARED TO FISCAL 1995

NET SALES AND SERVICE REVENUES

     Net sales and service revenues increased $1,458,000 or .8% for fiscal 1996 as compared with fiscal 1995 as follows:



                                          YEAR ENDED FEBRUARY 29 OR 28,
                                         -------------------------------
                                               1996             1995
                                         --------------   --------------
 Gross Sales Revenues:
 Food Products.........................    $221,991,000     $222,285,000
  Services.............................       3,192,000        2,820,000
                                         --------------   --------------
 Total Gross Revenues..................     225,183,000      225,105,000
 Less Sales Allowances on Food Products     (33,469,000)     (34,849,000)
                                         --------------   --------------
  Net Sales and Service Revenues.......    $191,714,000     $190,256,000
                                         ==============   ==============

     Food product gross sales decreased $294,000 or .1% in fiscal 1996 as compared with fiscal 1995 and included sales volume increases of .3% . Sales to other food processing companies in connection with multi-year reciprocal supply agreements (previously mentioned) decreased $2,555,000 (23%). Average selling prices of other food product sales decreased 2.2% from 1995 to 1996 as the result of continuing competitive pricing pressures. Sales allowances decreased $1,380,000 or 4.0%, primarily as the result of lower promotional expenses resulting from changes in the sales of the Company's various marketing programs which promote at differing rates. Service revenues increased $372,000 or 13.2%, primarily as the result of an increase in rental and miscellaneous income of $667,000 (51.2%), the effect of which offset by decreased revenue of $295,000 (19.4%) for the Company's owner-operated truck fleet.

COST OF SALES AND SERVICES

     Cost of sales and services increased $6,583,000 or 4.4%, in fiscal 1996 as compared with the previous year, primarily as the result of less than expected raw product growing yields which resulted in increased unit production costs. Gross profit decreased $5,125,000 in fiscal 1996 as compared with the previous year and the gross profit margin was 19.0% for fiscal 1996 as compared with 21.8% for fiscal 1995. The decreases in gross profit and gross profit margin primarily resulted from increased unit costs and decreased average selling prices previously mentioned.

     Operating results for fiscal 1996 include a charge to operations of approximately $500,000 as the result of a repair and maintenance program to restore the throughput of the Company's plants to their approximate original capacity.

SELLING, ADMINISTRATIVE AND GENERAL EXPENSES

     Selling, administrative and general expenses decreased $1,055,000 (3.1%) primarily as the result of decreased pension and incentive compensation of $1,682,000 ($1,006,000 of which was related to decreased production incentive compensation), increased brokerage expense of $96,000 (attributable to the increase in brokered gross food products sales, increased administrative, general selling and other expenses of $395,000, and increased storage costs of $136,000 due to an increase in average frozen inventory.

INTEREST EXPENSE

     Interest expense increased $1,145,000 (40.4%) due to higher average borrowings related to higher average inventories, capital expenditures, the purchase of treasury stock, and to an overall increase in average interest rates.

MISCELLANEOUS INCOME

     Miscellaneous Income - Net in the amount of $28,000 for fiscal 1996, reflects net gains realized on disposal of property, plant and equipment of $34,000 offset by miscellaneous expenses of $6,000.

TAXES ON INCOME

     Taxes on income consist of current and deferred income taxes required to be recognized for fiscal 1996 and 1995.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA



               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Stockholders and
Board of Directors of
United Foods, Inc.

     We have audited the accompanying balance sheets of United Foods, Inc. as of February 28, 1997 and February 29, 1996, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended February 29, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of United Foods, Inc. at February 28, 1997 and February 29, 1996, and the results of its operations and its cash flows for each of the three years in the period ended February 28, 1997 in conformity with generally accepted accounting principles.


                                                S/ BDO Seidman, LLP


Memphis, Tennessee
April 4, 1997

                               UNITED FOODS, INC.
                                 BALANCE SHEETS



                                                         FEBRUARY 28 OR 29,
                                                    ---------------------------
                      ASSETS                             1997           1996
--------------------------------------------------  ------------   ------------
CURRENT:
 Cash and cash equivalents.........................  $  3,772,000   $  1,029,000
 Trade accounts receivable, less allowance of
   $308,000 and $260,000 for possible losses (Notes
   1 and 3)........................................    17,533,000     14,502,000

 Inventories (Notes 2 and 3).......................    36,694,000     43,099,000

 Prepaid expenses and miscellaneous................     3,871,000      4,592,000

 Deferred income taxes (Note 5)....................     1,255,000        777,000
                                                     ------------   ------------

   TOTAL CURRENT ASSETS............................    63,125,000     63,999,000
                                                     ------------   ------------
PROPERTY AND EQUIPMENT (Notes 3 and 7):
 Land and land improvements........................     8,846,000      8,965,000

 Buildings.........................................    21,060,000     21,039,000

 Machinery and equipment...........................    91,942,000     92,536,000
                                                     ------------   ------------

                                                      121,848,000    122,540,000

 Less accumulated depreciation and amortization....   (67,210,000)   (60,204,000)
                                                     ------------   ------------

   NET PROPERTY AND EQUIPMENT......................    54,638,000     62,336,000
                                                     ------------   ------------

OTHER ASSETS......................................      1,345,000      1,853,000
                                                     ------------   ------------

                                                     $119,108,000   $128,188,000
                                                     ============   ============

               See accompanying summary of accounting policies

                                                                                FEBRUARY 28 OR 29,
                                                                       ---------------------------------
              LIABILITIES AND STOCKHOLDERS' EQUITY                           1997               1996
----------------------------------------------------------------       ---------------       -----------

CURRENT LIABILITIES:
 Accounts payable...............................................           $11,982,000       $11,092,000
 Accruals:
   Compensation and related taxes...............................             2,656,000         2,816,000
   Pension contributions (Note 8)...............................               726,000           550,000
   Income taxes (Note 5)........................................               328,000           206,000
   Workers' compensation claims (Note 9)........................               849,000         1,144,000
   Interest.....................................................               437,000           665,000
   Miscellaneous................................................               637,000           695,000
 Current maturities of long-term debt (Notes 3 and 8)...........             4,772,000         4,667,000
                                                                       ---------------  ----------------

      TOTAL CURRENT LIABILITIES.................................            22,387,000        21,835,000

LONG-TERM DEBT, less current maturities (Notes 3 and 8).........            36,244,000        46,650,000
DEFERRED INCOME TAXES (Note 5)..................................             5,021,000         5,169,000
                                                                       ---------------  ----------------
      TOTAL LIABILITIES.........................................            63,652,000        73,654,000
                                                                       ---------------  ----------------
COMMITMENTS AND CONTINGENCIES (Notes 4, 8, and 9)

STOCKHOLDERS' EQUITY (Notes 4 and 6):
 Preferred stock, $1 par - shares authorized, 10,000,000........                     -                 -
 Common stock, Class A, $1 par (one-tenth vote per share when
   Class A and B vote together, elects 25% of Board), shares
   authorized 12,000,000 and 25,000,000; issued 5,116,075 and
   7,649,457....................................................             5,116,000         7,650,000
 Common stock, Class B, $1 par, convertible into Class A on a share for share basis (elects 75% of Board) - shares authorized
   6,000,000 and 10,000,000; issued 5,693,854 and 7,096,180.....             5,694,000         7,096,000
 Additional paid-in capital.....................................             2,463,000         8,644,000

 Retained earnings (Note 3).....................................            42,183,000        41,261,000
                                                                       ---------------  ----------------

                                                                            55,456,000        64,651,000

 Treasury stock, at cost, 3,935,708 shares at February 29, 1996.                     -       (10,117,000)
                                                                       ---------------  ----------------

      TOTAL STOCKHOLDERS' EQUITY................................            55,456,000        54,534,000
                                                                       ---------------  ----------------

                                                                          $119,108,000      $128,188,000
                                                                       ===============  ================

and notes to financial statements.

                               UNITED FOODS, INC.
                            STATEMENTS OF OPERATIONS




                                                       YEAR ENDED FEBRUARY 28 OR 29,
                                                 ------------------------------------------
                                                     1997           1996           1995
                                                 ------------   ------------   ------------

NET SALES AND SERVICE REVENUES.................  $195,820,000   $191,714,000   $190,256,000
COST OF SALES AND SERVICES.....................   159,120,000    155,343,000    148,760,000
                                                 ------------   ------------   ------------

  Gross profit.................................    36,700,000     36,371,000     41,496,000

SELLING, ADMINISTRATIVE AND GENERAL............    32,028,000     33,457,000     34,512,000
  EXPENSES                                       ------------   ------------   ------------

  Operating income.............................     4,672,000      2,914,000      6,984,000
                                                 ------------   ------------   ------------
OTHER INCOME (EXPENSE):
  Interest expense.............................    (3,871,000)    (3,976,000)    (2,831,000)
  Miscellaneous income (expense), net..........       707,000         28,000       (176,000)
                                                 ------------   ------------   ------------

   Total other income (expense), net...........    (3,164,000)    (3,948,000)    (3,007,000)
                                                 ------------   ------------   ------------

   Income (loss) before taxes on income (benefit)   1,508,000     (1,034,000)     3,977,000

TAXES ON INCOME  (BENEFIT) (Note 5)............       586,000       (374,000)     1,575,000
                                                 ------------   ------------   ------------

NET INCOME (LOSS)..............................  $    922,000   $   (660,000)  $  2,402,000
                                                 ------------   ------------   ------------
EARNINGS (LOSS) PER SHARE (Note 6):
  Net income (loss)............................  $       0.08   $      (0.06)  $       0.19
                                                 ============   ============   ============

    See accompanying summary of accounting policies and notes to financial statements

                               UNITED FOODS, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY




                                      COMMON STOCK - CLASS A     COMMON STOCK - CLASS B
                                     ------------------------   ------------------------
                                       SHARES        AMOUNT       SHARES       AMOUNT
                                     ----------   -----------   ----------   -----------

Balance, February 28, 1994.........   7,647,832   $ 7,648,000    7,097,805   $ 7,098,000

Net income for the year............           -             -            -             -

Exchange of Class B common stock
 for Class A common stock..........         100             -         (100)            -
Purchase of treasury stock (Note 6)           -             -            -             -
Exercise of options................           -             -            -             -
                                     ----------   -----------   ----------   -----------

Balance, February 28, 1995.........   7,647,932     7,648,000    7,097,705     7,098,000

Net loss for the year..............           -             -            -             -
Exchange of Class B common stock
 for Class A common stock..........       1,525         2,000       (1,525)       (2,000)
Purchase of treasury stock (Note 6)           -             -            -             -
Exercise of options................           -             -            -             -
                                     ----------   -----------   ----------   -----------

Balance, February 29, 1996.........   7,649,457     7,650,000    7,096,180     7,096,000


Net income for the year............           -             -            -             -
Exchange of Class B common stock
 for Class A common stock..........       6,000         6,000       (6,000)       (6,000)
Retirement of treasury stock (Note
 6)................................  (2,539,382)   (2,540,000)  (1,396,326)   (1,396,000)
                                     ----------   -----------   ----------   -----------

Balance, February 28, 1997.........   5,116,075   $ 5,116,000    5,693,854   $ 5,694,000
                                     ==========   ===========   ==========   ===========


                                       18
               See accompanying summary of accounting policies

                                    TREASURY STOCK
                               -------------------------
  ADDITIONAL       RETAINED
PAID-IN CAPITAL    EARNINGS      SHARES        AMOUNT         TOTAL
---------------  -----------   ----------   ------------   -----------
     $8,693,000  $39,519,000    1,875,062   $ (5,339,000)  $57,619,000

              -    2,402,000            -              -     2,402,000

              -            -            -              -             -
              -            -    1,083,077     (2,588,000)   (2,588,000)
         (6,000)           -       (5,000)        13,000         7,000
---------------  -----------   ----------   ------------   -----------

      8,687,000   41,921,000    2,953,139     (7,914,000)   57,440,000

              -     (660,000)           -              -      (660,000)

              -            -            -              -             -
              -            -    1,012,569     (2,284,000)   (2,284,000)
        (43,000)           -      (30,000)        81,000        38,000
---------------  -----------   ----------   ------------   -----------

      8,644,000   41,261,000    3,935,708    (10,117,000)   54,534,000

              -      922,000            -              -       922,000

              -            -            -              -             -
     (6,181,000)           -   (3,935,708)    10,117,000             -
---------------  -----------   ----------   ------------   -----------

     $2,463,000  $42,183,000            -   $          -   $55,456,000
===============  ===========   ==========   ============   ===========

and notes to financial statements.

                               UNITED FOODS, INC.
                            STATEMENTS OF CASH FLOWS




                                                      YEAR ENDED FEBRUARY 28 OR 29,
                                                  --------------------------------------
                                                     1997         1996          1995
                                                  ----------   -----------   -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)............................... $  922,000   $  (660,000)  $ 2,402,000
 Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
  Depreciation...................................  7,859,000     7,362,000     6,637,000
  Provision for losses on accounts receivable....     60,000        43,000        20,000
  Loss (gain) on disposal of property and
   equipment.....................................   (314,000)      (34,000)      475,000
  Loss (recovery) of write down on property held

   for disposal..................................   (212,000)            -       300,000
  Deferred income taxes..........................   (626,000)     (943,000)     (292,000)

  Change in operating assets and liabilities:
   Accounts and notes receivable................. (3,091,000)      783,000    (1,378,000)
   Inventories...................................  6,405,000    (2,735,000)   (4,957,000)
   Refundable income taxes.......................          -             -       959,000
   Prepaid expenses and miscellaneous............    721,000       469,000      (695,000)
   Other assets..................................    508,000       716,000       228,000
   Income taxes payable..........................    122,000      (536,000)      600,000
   Accounts payable and accruals.................    485,000     1,407,000     2,237,000
  Changes in net assets of discontinued operations         -        18,000       211,000
                                                  ----------   -----------   -----------

     Net cash provided by operating activities... 12,839,000     5,890,000     6,747,000
                                                  ----------   -----------   -----------

 CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures...........................   (693,000)  (12,064,000)  (11,031,000)
  Proceeds from sale of property and equipment...    898,000        58,000       443,000
                                                  ----------   -----------   -----------
     Net cash provided (used) by investing
      activities.................................    205,000   (12,006,000)  (10,588,000)
                                                  ==========   ===========   ===========


                                       20
    See accompanying summary of accounting policies and notes to financial statements.

                               UNITED FOODS, INC.
                            STATEMENTS OF CASH FLOWS
                                  (CONCLUDED)




                                                    YEAR ENDED FEBRUARY 28 OR 29,
                                              ------------------------------------------
                                                  1997           1996           1995
                                              ------------   ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from long-term borrowings.........  $ 14,884,000    $ 1,169,000    $ 1,073,000
 Exercise of stock options..................             -         38,000          7,000
 Net (repayments) borrowings under line of
  credit agreement..........................   (20,095,000)    12,209,000      6,386,000
 Reduction of long-term debt................    (5,090,000)    (4,439,000)    (4,581,000)
 Purchase of treasury stock.................             -     (2,284,000)    (2,588,000)
                                              ------------   ------------   ------------
   Net cash provided (used) by financing
    activities..............................   (10,301,000)     6,693,000        297,000
                                              ------------   ------------   ------------

NET INCREASE (DECREASE) IN CASH FOR THE YEAR     2,743,000        577,000     (3,544,000)

CASH AND CASH EQUIVALENTS, beginning of year     1,029,000        452,000      3,996,000
                                              ------------    ------------   ------------
CASH AND CASH EQUIVALENTS, end of year......  $  3,772,000    $ 1,029,000    $   452,000
                                              ------------    -----------    -----------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the year for:

 Interest...................................  $  3,690,000    $ 3,452,000    $ 2,706,000

 Income taxes...............................  $  1,084,000    $ 1,157,000    $ 1,169,000

Non-cash investing and financing activities:

 In September 1995, the Company purchased the facility it was previously leasing in Santa
   Maria, California for $8,000,000, financed with mortgage notes (Note 3).

 Capital expenditures of $160,000 and $310,000 are included in accounts payable at February 29 or 28, 1996 and 1995, respectively.


                                       21
    See accompanying summary of accounting policies and notes to financial statements.

                               UNITED FOODS, INC.
                         SUMMARY OF ACCOUNTING POLICIES


LINES OF BUSINESS

     The Company is principally engaged in the growing, processing, marketing and distribution of food products, primarily frozen vegetables and fresh mushrooms.

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

     The Company is currently operating six owned facilities in California, Oregon, Tennessee and Utah. Although production varies with the seasons at the respective frozen vegetable plants, all the facilities operate during a substantial part of the year. In addition, the Company purchases and sells certain products under reciprocal supply agreements with other food processors.

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

PROPERTY, EQUIPMENT, DEPRECIATION AND AMORTIZATION

     Property and equipment are stated at cost. Depreciation and amortization on property and equipment are computed principally on the straight-line method for financial reporting purposes over the following estimated useful lives:

 DESCRIPTION                                    YEARS
------------                                    -----
Buildings...................................    5-60
Machinery and equipment.....................    3-13

     For income tax purposes, depreciation on property and equipment is computed primarily on accelerated methods.

     The Company continually reviews plant and equipment to determine that the carrying values have not been impaired.

                               UNITED FOODS, INC.
                         SUMMARY OF ACCOUNTING POLICIES
                                  (CONTINUED)



REVENUE RECOGNITION

     Sales and related cost of sales are recognized primarily upon shipment of products.

PRODUCT INTRODUCTION AND MARKETING COSTS

     In connection with the introduction of new product lines or the expansion of its market position in the United States, the Company historically deferred and amortized product introduction and related costs over a twelve-month period. In February 1997, the Company began expensing such costs in the period incurred due to the increasingly competitive nature of the industry which has resulted in the inability to reasonably estimate the period benefited by these costs. The effect of this change was to decrease after-tax net income for the year ended February 28, 1997, by $551,000.

PENSION PLANS

     The Company has separate defined contribution pension plans for hourly non-clerical employees and for salaried and hourly clerical employees. The Company funds pension costs as accrued. See Note 8 - Other Benefit Plans.

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

STOCK OPTIONS

     Stock options have been granted to certain key employees at the prevailing market price on the date of the grant. Proceeds from the sale of unissued common stock under these options are credited to common stock and additional paid-in capital at the time the options are exercised. If treasury stock is issued, the Company credits cost of treasury stock and charges additional paid-in capital for the excess of cost over the option price. The Company makes no charge to earnings with respect to these options. See Note 8 - Other Benefit Plans.

EARNINGS PER SHARE

     Earnings per share are based on the weighted average number of common shares outstanding during each year. Common stock equivalents in the form of stock options are also considered in the computation when the effect is dilutive.

                               UNITED FOODS, INC.
                         SUMMARY OF ACCOUNTING POLICIES
                                  (CONCLUDED)




NEW ACCOUNTING PRONOUNCEMENT

     In February 1997, the Financial Accounting Standards Board issued Financial Accounting Standards No. 128, "Earnings Per Share" ("FAS 128"). This statement simplifies the standards for computing earnings per share ("EPS") previously found in APB Opinion No. 15, "Earnings Per Share," as the presentation of primary and fully-diluted EPS is replaced with Basic and Diluted EPS. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

     FAS 128 is effective for financial statements issued for periods ending after December 15, 1997. The Company will adopt FAS 128 in financial statements issued for the year ending February 28, 1998. If the provisions of FAS 128 had been applied to the year ended February 28, 1997, estimated Basic EPS and Diluted EPS would have been $.08.

                               UNITED FOODS, INC.
                         NOTES TO FINANCIAL STATEMENTS



NOTE 1.  RECEIVABLES

     Activity in the allowance for possible losses is summarized as follows:


                                           YEAR ENDED FEBRUARY 28 OR 29,
                                         ---------------------------------
                                           1997        1996        1995
                                         ---------   ---------   ---------

Balance at beginning of year...........   $260,000    $235,000    $215,000
Charged to expense.....................     60,000      43,000      21,565
Balances written off, net of recoveries    (12,000)    (18,000)     (1,565)
                                         ---------   ---------   ---------

Balance at end of year.................   $308,000    $260,000    $235,000
                                         =========   =========   =========

NOTE 2.  INVENTORIES

     Inventories are summarized as follows:

                              FEBRUARY 28 OR 29,
                          --------------------------
                               1997          1996
                          ------------  ------------
Finished products.......   $30,807,000   $36,863,000
Raw materials...........     2,525,000     3,129,000
Growing crops...........     2,111,000     1,948,000
Merchandise and supplies     1,251,000     1,159,000
                          ------------  ------------

                           $36,694,000   $43,099,000
                          ============  ============

                               UNITED FOODS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (CONTINUED)



NOTE 3.  LONG-TERM DEBT

     Long-term debt is summarized as follows:

                                                          FEBRUARY 28 OR 29,
                                                      --------------------------
                                                          1997          1996
                                                      -----------   ------------
6.97% term note, payable in quarterly installments
  of $643,000, plus interest, through July 1999,
  collateralized by certain trade receivables,
  inventory, farms and equipment located in
  California, Oregon and Utah (approximate carrying
  value of $8,000,000)............................... $ 6,429,000   $ 9,000,000

9.10% term note, payable in monthly installments of
  $194,000 through March 1998, and $148,000
  thereafter, including interest, through March 2007,
  collateralized by certain real estate and equipment
  located in Bells, Tennessee (approximate carrying
  value of $27,100,000)..............................  15,000,000     8,965,000

9.25% term notes, payable in monthly installments
  of $82,000, including interest, through October
  2010, collateralized by certain real estate and
  equipment located in California (approximate
  carrying value of $7,300,000)......................   7,649,000     7,916,000

8.98% term note, payable in monthly installments of
  $61,000, including interest, through January 2007,
  collateralized by certain real estate and equipment
  located in Ogden, Utah (approximate carrying value
  of $1,900,000).....................................   6,000,000             -

6.48% term note, payable in quarterly installments
  of $179,000, plus interest, through October 1999,
  collateralized by certain real estate and equipment
  located in West Tennessee (approximate carrying
  value of $1,300,000)...............................   1,403,000     2,427,000

$18 million revolving credit note payable to bank
  ($23,000,000 in 1996), collateralized by certain
  trade receivables and inventories; borrowing limit
  $18,000,000, due June 1999, with interest at the
  bank's prime rate (8.25% at February 28, 1997)
  (approximate carrying value of $45,400,000)........           -    17,095,000

$3 million revolving credit note payable to bank,
  collateralized by certain trade receivables,
  inventory, farms and equipment located in
  California, Oregon and Utah, due August 1999, with
  interest at 1.3% over the Term Federal Funds rate
  (6.3% at February 28, 1997) (approximate carrying
  value of $7,400,000)...............................           -     3,000,000

Deferred compensation agreements and miscellaneous
  notes, with interest at prime (8.25% at February
  28, 1997) (Note 8).................................   4,535,000     2,914,000
                                                      -----------   -----------

Totals...............................................  41,016,000    51,317,000

Less current maturities..............................  (4,772,000)   (4,667,000)
                                                      -----------   -----------

Long-term debt, less current maturities.............. $36,244,000   $46,650,000
                                                      ===========   ===========

                               UNITED FOODS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (CONTINUED)



NOTE 3.  LONG-TERM DEBT (CONTINUED)

     Principal payments required to be made for each of the next five fiscal years and thereafter are summarized as follows:


1998............................................    $ 4,772,000
1999............................................      4,427,000
2000............................................      2,508,000
2001............................................      1,333,000
2002............................................      1,454,000
After 2002......................................     26,522,000
                                                   ------------

Total...........................................    $41,016,000

     In January 1997, the Company modified the 9.10% term loan. The modification lowered the interest rate from 10.00%, extended the term to March 2007, and increased the principal amount of the note to $15,000,000.

     The terms of various notes include certain negative covenants which provide for, among other things, restrictions relating to the maintenance of minimum levels of working capital and equity, payment of dividends and the incurrence of additional indebtedness. Under the most restrictive of these provisions, retained earnings of $35,302,000 is restricted at February 28, 1997.

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

     The Company has an incentive stock option plan for granting key employees options to purchase shares of the Company's Class A common stock. The exercise price of the incentive stock options is the fair market value of the Class A common stock on the date the option is granted. Options are exercisable upon issuance and expire up to ten years from the date granted. See Note 8 - Other Benefit Plans.

                               UNITED FOODS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (CONTINUED)



NOTE 4.  COMMON STOCK (CONTINUED)

     Class A common shares reserved for issuance of options and unexercised outstanding options were as follows:


                                NUMBER OF          OPTION PRICE
                                  SHARES             PER SHARE
                                ---------          ------------
Outstanding, February 28, 1994   924,384              $1.25

Exercised.....................    (5,000)              1.25
                                --------
Outstanding, February 28, 1995   919,384               1.25

Exercised.....................   (30,000)              1.25
                                --------
Outstanding, February 29, 1996   889,384               1.25

Cancelled.....................   (10,000)              1.25
                                --------
Outstanding, February 28, 1997   879,384               1.25
                                ========

     All of the options outstanding expire in December 1997. The holders of the 829,384 options agreed not to exercise their options and the remaining 50,000 options will expire in April 1997 if not exercised by a former employee.

     At February 28, 1997, 77,616 options are available for grant under the incentive stock option plan.

NOTE 5.  TAXES ON INCOME

     The components of income tax expense (benefit) are as follows:


                                  YEAR ENDED FEBRUARY 28 OR 29,
                              ------------------------------------
                                 1997         1996         1995
                              ----------   ----------   ----------
Current:
 Federal....................  $1,006,000    $ 498,000   $1,625,000
 State......................     206,000       71,000      242,000
                              ----------   ----------   ----------
                               1,212,000      569,000    1,867,000
                              ----------   ----------   ----------
Deferred:
 Federal....................    (502,000)    (868,000)    (261,000)
 State......................    (124,000)     (75,000)     (31,000)
                              ----------   ----------   ----------
                                (626,000)    (943,000)    (292,000)
                              ----------   ----------   ----------
Income tax expense (benefit)  $  586,000    $(374,000)  $1,575,000
                              ==========   ==========   ==========

                               UNITED FOODS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (CONTINUED)



NOTE 5.  TAXES ON INCOME (CONTINUED)

     The components of the net deferred income tax assets and liabilities consist of the following:


                                                  FEBRUARY 28 OR 29,
                                             ---------------------------
                                                 1997           1996
                                             ------------   ------------

Deferred tax assets:
 Net operating loss carryforwards..........  $          -   $    766,000
 Jobs and other tax credit carryforwards...     3,399,000      3,445,000
 Inventory overhead adjustment.............       466,000        659,000
 Accrued vacation..........................       458,000        475,000
 Deferred compensation.....................     1,699,000      1,072,000
 Other.....................................       661,000        799,000
                                             ------------   ------------

Total deferred income tax assets...........     6,683,000      7,216,000
                                             ------------   ------------

Deferred income tax liabilities:
 Fixed asset basis difference..............   (10,334,000)   (10,873,000)
 LIFO spread adjustment....................             -       (313,000)
 Product introduction allowances...........             -       (254,000)
 Other.....................................      (115,000)      (168,000)
                                             ------------   ------------

Total deferred income tax liabilities......   (10,449,000)   (11,608,000)
                                             ------------   ------------

Net deferred income tax liabilities........    (3,766,000)    (4,392,000)
Current deferred income tax asset..........     1,255,000        777,000
                                             ------------   ------------

Net long-term deferred income tax liability  $ (5,021,000)  $ (5,169,000)
                                             ============   ============

                               UNITED FOODS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (CONTINUED)



NOTE 5.  TAXES ON INCOME (CONTINUED)

     The effective tax rate on income before taxes on income is different from the federal statutory tax rate. The following summary reconciles taxes at the federal statutory tax rate with the effective rate:


                                                        YEAR ENDED FEBRUARY 28 OR 29,
                                                      ---------------------------------
                                                        1997         1996        1995
                                                       PERCENT      PERCENT     PERCENT
                                                      ---------   ---------   ---------
Taxes on income at statutory rate..................        34.0        34.0        34.0
Increase (reduction) resulting from:
  State income taxes, net of federal tax benefit            2.2         0.3         3.5
  Fuels and jobs tax credits.......................        (3.3)        3.2        (1.0)
  Other items......................................         5.9        (1.3)        3.1
                                                      ---------   ---------   ---------

Taxes on income (benefit) at effective rate........        38.8        36.2        39.6
                                                      =========   =========   =========

NOTE 6.  EARNINGS PER SHARE AND CAPITAL STOCK

     Earnings per share of common stock and common stock equivalents have been computed using 11,077,372 shares in 1997, 11,470,173 shares in 1996, and 12,480,161 shares in 1995, which represent the weighted average number of shares of Class A and Class B common stock required to be recognized during the respective periods. The effect of shares issuable under the stock option plan was excluded for 1996 as the effect would be anti-dilutive, and were included in computing the weighted average number of shares for 1995 and 1997. The effect was included in 1997 due to the fact that the agreements to allow options to expire were not signed until late February 1997.

     In August 1996, the Company amended its certificate of incorporation to reduce the number of authorized shares of Class A and Class B Common Stock to 12,000,000 and 6,000,000 shares, respectively. As a result of this amendment, the Company retired 2,539,382 and 1,396,326 Treasury shares of the Company's Class A and Class B Common Stock, respectively.

     In May 1994, the Company commenced a tender offer, which was completed in June 1994, to repurchase 956,401 shares of Class A and 126,674 shares of Class B common stock at a cost of $2.25 per share, plus expenses of approximately $150,000. In November 1995, the Company purchased 831,169 shares of Class A and 181,400 shares of Class B common stock at a cost of $2.25 per share, plus expenses of approximately $5,000. The Company funded the purchases of these shares from borrowings under a $23,000,000 revolving credit facility, which was reduced to $18,000,000 effective February 1997.

                               UNITED FOODS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (CONTINUED)


NOTE 7.  LEASES

     The Company leases certain property, including land used in farming operations, and equipment under noncancellable leases which expire at various dates to 2013. In most cases, management expects that in the normal course of business, leases that expire will be renewed or replaced by other leases.

     The future minimum lease payments required under operating leases that have initial or remaining noncancellable terms in excess of one year were as follows:

YEAR ENDING FEBRUARY 28 OR 29,
------------------------------
1998..........................   $ 2,638,000
1999..........................     2,350,000
2000..........................     2,241,000
2001..........................     2,173,000
2002..........................     1,391,000
After 2002....................     3,068,000
                                ------------
Total minimum lease payments..   $13,861,000

     Rent expense under operating leases amounted to $3,552,000, $4,066,000 and $4,212,000 for the years ended February 28, 1997, February 29, 1996 and February 28, 1995, respectively.

     Certain leases contain renewal options and some have purchase options, and generally provide that the Company shall pay for insurance, taxes and maintenance.

NOTE 8.  EMPLOYEE BENEFIT PLANS

PENSION PLANS

     The Company has a defined contribution pension plan for hourly non-clerical employees. Contributions to the plan are based upon hours worked during the plan year and participants may make voluntary contributions to the plan of up to 10% of their compensation (as defined). The Company pays all administrative expenses related to the plan. Costs of the plan charged to operations for fiscal 1997, 1996 and 1995 amounted to approximately $463,000, $492,000, and $445,000, respectively.

     The Company also provides either an unfunded management retirement compensation plan or a funded defined contribution pension plan for salary and hourly clerical employees. Company contributions to the plans are discretionary but may not exceed 15% of participants' compensation. Participants may make voluntary contributions up to 10% and 25% of their compensation (as defined) to the funded and unfunded plans, respectively. Costs of these plans charged to operations for fiscal 1997 and 1995 amounted to approximately $94,000 and $317,000, respectively. No costs were charged to operations for fiscal 1996.

INCENTIVE PLANS

     The Company has an incentive compensation plan which covers 37 key employees. The costs of the plan are computed in accordance with a formula which incorporates return on average assets and return on equity. Costs of the plan charged to operations for fiscal 1997, 1996 and 1995 were approximately $241,000, $126,000 and $484,000, respectively.

                               UNITED FOODS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (CONTINUED)



NOTE 8.  EMPLOYEE BENEFIT PLANS (CONTINUED)

OTHER BENEFIT PLANS

     The Company also has two deferred compensation plans which permit directors and certain management employees to defer portions of their compensation and earn a guaranteed interest rate on the deferred amounts. The salaries, which have been deferred since the inception of the plans, have been accrued and the primary expense, other than salaries, related to these plans is interest on the deferred amounts. Interest is calculated at prime (8.25% at February 28, 1997). Interest expense during fiscal 1997, 1996 and 1995 includes $175,500, $139,700 and $69,900, respectively, related to these plans.

     In February 1997, the Company adopted a non-contributory, unqualified supplemental retirement plan for management employees, whereby an amount specified by the board of directors is held in a deferred compensation account for each covered employee to be paid either in a lump sum or in approximate equal installments over ten years at the date of such employee's retirement from the Company. The board of directors specified that each management employee currently holding the Company's incentive stock options be offered the alternative of receiving deferred compensation under the plan in an amount equal to $1 for each unexercised stock option currently held. Any employee electing to so participate was required to agree not to exercise the related options through the option expiration date in December 1997. As of February 28, 1997, employees holding 829,384 options had elected to participate in this new deferred compensation plan, resulting in a charge to operations of $829,384.


     During fiscal 1995, the Company approved a non-contributory, unqualified supplemental retirement plan for eight officers whereby a calculated amount is held in a deferred salary account for each covered officer. The calculation provides an amount sufficient to adjust the officers' annual United Foods, Inc.-sourced after income tax earnings for 1993 and each year thereafter to the level it would have been using 1992 federal tax rates, assuming standard deductions and no other income. The deferred salary will be paid in approximate equal installments over ten years at the later of such officer's date of disability as defined, termination from the Company, or 65th birthday. The expense for this plan in fiscal 1997, 1996 and 1995 was $330,000, $378,400 and $522,900, respectively.

     The Company has included $4,435,000 and $2,780,000 in long-term debt at February 28, 1997 and February 29, 1996, respectively, to reflect its liability under these unfunded plans.

NOTE 9.  COMMITMENTS AND CONTINGENCIES

A.  SALES AND MAJOR CUSTOMER

     A large part of the Company's sales are made in the retail market and a significant proportion of the retail grocery trade in the United States is concentrated in the hands of national grocery chains. As such, a large part of the Company's revenue is derived from sales to these chains. Sales to one of the Company's customers totaled $22,328,000, $20,977,000 and $21,370,000, representing 11.4%, 10.9% and 11.2% of total Company revenues in 1997, 1996 and 1995, respectively. Competition results in changes in the Company's customer base over time and it is, therefore, possible that the Company may lose one or more of its largest customers over time and, as a result, operations could be materially impacted.

                               UNITED FOODS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (CONTINUED)



NOTE 9.  COMMITMENTS AND CONTINGENCIES (CONTINUED)

B.  PRODUCT PROCUREMENT AND AVAILABILITY

     Crops have seasonal features and availability is subject to unpredictable changes in growing conditions that are inherent in the agriculture industry. The Company bears part of the growing risks and all of the processing and marketing risks associated with its agricultural products. Weather abnormalities and other adverse growing conditions sometimes result in substantial reductions in the annual volumes processed in the Company's plants. When this occurs, the Company may have to procure raw and processed vegetables from alternative sources at higher than expected costs and the reduced volume of vegetables processed in the Company's plants results in increased unit costs. When growing conditions result in yields that exceed expectations, the Company will generally pack only volumes required by anticipated demand through the next pack season. Additionally, selling prices are impacted by industry-wide production and inventory levels. Bumper crops and resulting increased inventory levels will tend to decrease average selling prices, while crop shortages will generally result in increased selling prices.

C.  LEGAL PROCEEDINGS

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

D.  SUPPLY AGREEMENTS

     The Company has entered into two multi-year reciprocal supply agreements with other food processing companies. Through these agreements the Company procures frozen vegetables to meet production and inventory requirements. Also, the Company sells frozen vegetables processed at the Company's Tennessee and California facilities to the other food processors.

E.  WORKERS' COMPENSATION

     The Company is self-insured for workers' compensation claims up to $300,000 each. Provisions for expected future payments are accrued based on the Company's estimate of its aggregate liability for all open claims. The Company has secured its liability for potential workers' compensation claims in the states where they are self-insured by obtaining bonds totaling approximately $2,700,000.

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

                               UNITED FOODS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                 (CONCLUDED)



NOTE 10.  ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

     Long-term debt - Current market values for debt instruments with fixed interest rates are estimated based on borrowing rates currently available to the Company for loans with similar terms. At February 28, 1997, the estimated fair value of debt instruments with fixed interest rates was approximately $37,353,000 as compared with the carrying value of such instruments of $36,481,000.

     The remaining assets and liabilities of the Company are not considered financial instruments and have not been valued differently than is customary under historical cost accounting.

NOTE 11.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)


                                        (THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)
                                    -----------------------------------------------------
 YEAR ENDED FEBRUARY 28, 1997:          1ST           2ND           3RD           4TH
------------------------------      -----------   -----------   -----------   -----------
Revenues........................... $48,708,000   $42,628,000   $52,669,000   $51,815,000
Gross profit.......................   8,867,000     7,819,000    10,013,000    10,001,000
Income from operations before
  taxes on income..................     159,000        42,000       925,000       382,000
Net income.........................      98,000        26,000       570,000       228,000
EARNINGS PER SHARE OF COMMON
  STOCK AND COMMON STOCK
  EQUIVALENTS:
  Net income.......................         .01           .00           .05           .02

 YEAR ENDED FEBRUARY 29, 1996:
------------------------------
Revenues........................... $44,819,000   $39,885,000   $52,847,000   $54,163,000
Gross profit.......................   9,176,000     7,396,000     8,483,000    11,316,000
Income (loss) from operations
  before taxes on income
  (benefit)........................     523,000      (914,000)   (1,147,000)      504,000
Net income (loss)..................     316,000      (552,000)     (712,000)      288,000
EARNINGS (LOSS) PER SHARE OF
  COMMON STOCK AND COMMON STOCK
  EQUIVALENTS:
Net income (loss)..................         .03          (.05)         (.06)          .03

     As discussed in Note 8, the Company recorded a charge to operations of $829,000 ($507,000, or $.05 per share, effect on after-tax net income) in the fourth quarter of 1997 related to a new unqualified supplemental retirement plan.

     In addition, as discussed under "Product Introduction and Marketing Costs" in the Summary of Accounting Policies, the Company began expensing such costs in February 1997, the effect of which was to decrease after-tax net income for fiscal 1997 by $551,000, or $.05 per share.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

       None.

                                   PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

DIRECTORS
DIRECTORS WHOSE TERMS EXPIRE IN 1999

     DANIEL B. TANKERSLEY (AGE 50), CLASS A DIRECTOR

     Vice Chairman of the Board since 1992 and Secretary of the Company since 1978. Mr. Tankersley was Executive Vice President and General Counsel of the Company from 1989 to 1992 and Vice President of the Company from 1979 to 1989. He has been associated with the Company since 1973 and has been a Director of the Company since 1979.

     CARL W. GRUENEWALD, II (AGE 63), CLASS B DIRECTOR

     Senior Vice President-Finance of the Company since 1982 and Treasurer of the Company since 1977. Mr. Gruenewald has been associated with the Company since 1966 and has been a Director of the Company since 1981.

     JULIA  T. WELLS (AGE 58), CLASS B DIRECTOR

     Director of Marketing Services for the Company's Pictsweet Frozen Foods Division since 1986. Mrs. Wells has been associated with the Company since 1964 and has been a Director of the Company since 1990.

DIRECTORS WHOSE TERMS EXPIRE IN 1998

     DR. JOSEPH A. GEARY (AGE 44), CLASS A DIRECTOR

     Minister, St. Paul United Methodist Church, Memphis, Tennessee since 1996. He has been a Director of the Company since 1991.

     B. M. ENNIS (AGE 59), CLASS B DIRECTOR

     President of the Company since 1989. Mr. Ennis has been associated with the Company since 1968 and has been a Director of the Company since 1978.

     JAMES I. TANKERSLEY (AGE 55), CLASS B DIRECTOR

     Chairman of the Board of the Company since 1986. Mr. Tankersley has been the Chief Executive Officer of the Company since 1983 and served as President of the Company from 1977 to 1989. He has been associated with the Company since 1964 and has been a Director of the Company since 1972.

DIRECTORS WHOSE TERMS EXPIRE IN 1997

     JOHN S. WILDER (AGE 75), CLASS A  DIRECTOR

     Speaker of the Senate and Lieutenant Governor of the State of Tennessee since 1970 and has served continuously in the Tennessee State Legislature since 1968, having served two year terms in 1959 and 1966. Governor Wilder is an attorney with John S. Wilder and Associates, an Association of Attorneys, in Somerville, Tennessee and is also a director of The Somerville Bank and Trust Co., Chairman of the Board of Cumberland Bancorp, Inc., a director of Cumberland Bank of Carthage, Tennessee, Chairman of the Board of First Federal Bankshares, Inc., a director of First Federal Bank, FSB of Collierville, Tennessee and a director of the Bank of Green Hills of Nashville, Tennessee. He is a director and Vice-President of the Longtown Supply Company, Inc. of Longtown, Tennessee, a farming, cotton-ginning and merchandise business, a partner in Longtown Farms, a partnership engaged in the business of farming and a director of Health Management, Inc., a pathological waste disposal company. He has been a Director of the Company since 1979.

     DARLA T. DARNALL (AGE 34), CLASS B DIRECTOR

     Marketing Analyst for the Company's Pictsweet Frozen Foods Division from 1985 to 1990. Mrs. Darnall has been associated with the Company since 1981 and has been a Director of the Company since 1990.

     KELLE T. NORTHERN (AGE 30), CLASS B DIRECTOR

     Manager - Human Resources for the Company's Pictsweet Frozen Foods Division from 1990 to 1996. Mrs. Northern has been associated with the Company since 1982 and has been a Director of the Company since 1991.

EXECUTIVE OFFICERS

     The names and positions of all the executive officers of the Company are listed below along with their business experience during the past five years. Officers are appointed annually by the Board of Directors at the meeting of directors immediately following the annual meeting of stockholders. There are no arrangements or understandings between any officer and any other person pursuant to which the officer was appointed.


NAME, AGE AND POSITION           BUSINESS EXPERIENCE DURING PAST FIVE YEARS
----------------------           ------------------------------------------
James I. Tankersley, 55          Chairman of the Board since 1986; Chief
  Chairman of the Board and      Executive Officer since 1983; President from
  Chief Executive Officer        1977 to 1989; joined the Company in 1964.

Daniel B. Tankersley, 50         Vice Chairman since 1992 and Secretary since
  Vice Chairman and Secretary    1978; Executive Vice President and General
                                 Counsel from 1989 to 1992; Vice President
                                 from 1979 to 1989; joined the Company in
                                 1973.

B. M. Ennis, 59                  President since 1989; Vice Chairman from 1989
  President                      to 1990; Senior Vice President from 1982 to
                                 1989; joined the Company in 1968.

Carl W. Gruenewald, II, 63       Senior Vice President and Chief Financial
  Senior Vice President, Chief   Officer since 1982 and Treasurer since 1977;
  Financial Officer and          joined the Company in 1966.
  Treasurer

W. Donald Dresser, 49            Executive Vice President and Director of
  Executive Vice President and   Development since 1989. Vice
  Director of Development        President-Business Development and General
                                 Counsel from joining the Company in 1985 to
                                 1989.

Mason A. Leonard, 52             Division President since 1989; Vice President
  Division President             from 1985 to 1989; joined the Company in
  Pictsweet Frozen Foods         1982.

John D. Haltom, 49               Division President since 1990;
  Division President             Director-Inventory, Purchasing and
  Pictsweet Mushroom Farms       Distribution for the Pictsweet Frozen Foods
                                 Division from 1979 to 1990; joined the
                                 Company in 1974.

FAMILY RELATIONSHIPS

     James I. Tankersley, Daniel B. Tankersley and Julia T. Wells are brothers and sister. Darla T. Darnall and Kelle T. Northern are the daughters of James
I. Tankersley. These are the only family relationships between any director or executive officer and any other director or executive officer of the Company.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     Based solely on a review of the reports furnished to the Company or written representations from the Company's directors and executive officers, the Company believes that none of its directors, officers, or ten percent shareholders failed to file on a timely basis reports required by Section 16
(a) of the Exchange Act during the most recent fiscal year, with the exception of Dr. Joseph A. Geary who failed to file timely one Form 4 reflecting a single securities transaction.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS

GENERAL

     The following table sets forth the total annual compensation paid or accrued by the Company during the three years ended February 28, 1997 for the account of each of the five most highly compensated executive officers of the Company whose total cash compensation exceeded $100,000:



                     SUMMARY COMPENSATION TABLE
                         ANNUAL COMPENSATION
---------------------------------------------------------------------
                                                                       All Other
                                                                        Compen-
                                                     Salary    Bonus    sation
       Name and Principal Position           Year      ($)      ($)     ($)(1)
--------------------------------------------------------------------------------
James I. Tankersley                          1997    750,000   51,417    220,299
Chairman & CEO                               1996    750,000   21,015    234,062
                                             1995    724,817  103,596    339,351
Daniel B. Tankersley                         1997    500,000   33,873    161,010
Vice Chairman & Secretary                    1996    500,000   13,843    169,843
                                             1995    490,073   68,934    239,265
B. M. Ennis                                  1997    250,000   16,080    290,709
President                                    1996    250,000    6,604     95,057
                                             1995    245,337   31,649    114,806
Carl W. Gruenewald, II                       1997    235,000   15,177    199,821
Senior VP, CFO & Treasurer                   1996    235,000    6,218     98,571
                                             1995    230,337   29,803    118,193
W. Donald Dresser                            1997    235,000   14,957    275,502
Executive VP & Director of Development       1996    235,000    6,150     80,919
                                             1995    230,337   29,261     98,647

(1)  ALL OTHER COMPENSATION CONSISTS OF THE FOLLOWING:

                                                               Unfunded  Group Life
                                                  Committee   Retirement  Insurance
                                       Board Fees    Fees       Plans      Premiums
Name and Principal Position     Year      ($)         ($)        ($)         ($)
-----------------------------   ---------------------------------------------------
James I. Tankersley             1997      52,000     30,000     118,150      20,149
Chairman & CEO                  1996      52,000     30,000     133,627      18,435
                                1995      50,750     30,000     241,496      17,105
Daniel B. Tankersley            1997      52,000     30,000      71,931       7,079
Vice Chairman & Secretary       1996      52,000     30,000      81,917       5,926
                                1995      50,750     30,000     152,918       5,597
B. M. Ennis                     1997      52,000          -     221,499      17,210
President                       1996      52,000          -      27,381      15,676
                                1995      50,750          -      49,874      14,182
Carl W. Gruenewald, II          1997      52,000          -     127,127      20,694
Senior VP, CFO & Treasurer      1996      52,000          -      26,215      20,356
                                1995      50,750          -      47,659      19,784
W. Donald Dresser               1997           -     52,000     217,549       5,953
Executive VP & Director of      1996      20,500     31,500      23,296       5,623
Development                     1995      50,750          -      42,600       5,297

OPTIONS/SAR GRANTS

     The Company did not grant stock options or stock appreciation rights to any of the officers named in the Summary Compensation Table during the last fiscal year. The following table sets forth the options and/or stock appreciation rights exercised during the last fiscal year by each named officer, the aggregate number of options held by each named officer, and the value realized from exercised options and inherent in unexercised options:



                         AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                                     AND FY-END OPTION/SAR VALUES


                                                                                        Value of
                                                                   Number of          Unexercised
                                                                  Unexercised        In-the-Money
                                                                 Options/SARs        Options/SARs at
                                                                   at FY-End (#)      FY-End ($)
                                                               --------------------------------------
                             Shares Acquired on       Value       Exercisable/        Exercisable/
                             Exercise               Realized    Unexercisable(1)     Unexercisable
Name and Principal Position          (#)               ($)            (#)                 ($)
----------------------------------------------------------------------------------------------------
James I. Tankersley
Chairman & CEO                       -0-               -0-          -0-/-0-             -0-/-0-
Daniel B. Tankersley
Vice Chairman & Secretary            -0-               -0-          -0-/-0-             -0-/-0-
B. M. Ennis
President                            -0-               -0-        200,000/-0-         125,000/-0-
Carl W. Gruenewald, II
Senior VP, CFO & Treasurer           -0-               -0-        105,884/-0-          66,178/-0-
W. Donald Dresser
Executive VP & Director of
Development                          -0-               -0-        200,000/-0-         125,000/-0-

----------------------

     (1) In February 1997, the Company adopted a non-contributory, unqualified supplemental retirement plan for management employees. The Board of Directors specified that each management employee currently holding the Company's Incentive Stock Options be offered the alternative of receiving deferred compensation under the plan in an amount equal to $1 for each unexecised stock option currently held. Any employee electing to so participate was required to agree not to exercise the related options through the option expiration date in December 1997. As of February 28, 1997, the above named officers had elected to participate in this new deferred compensation plan and, accordingly, had agreed to not exercise their respective options.

COMPENSATION OF DIRECTORS

     All directors of the Company receive an annual fee of $45,000 for service on the Board and $1,750 for each meeting of the Board of Directors attended (not including telephone meetings). Each member of the Executive Committee receives an annual fee of $30,000 for service on the Committee. In addition, any director subject to self-employment tax is reimbursed for one-half of the self-employment taxes payable with respect to director or committee fees, plus an amount equal to the additional taxes resulting from such reimbursement. Dr. Geary, a non-employee director, receives additional compensation in the form of personal travel expense reimbursement and Mrs. Darnall and Mrs. Northern, non-employee directors, receive additional compensation in the form of personal travel expense reimbursement and use of a Company car, but in no case does the value of such compensation exceed $15,000.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT


SECURITY OWNERSHIP

PRINCIPAL STOCKHOLDERS

     The following table sets forth as of February 28, 1997 the number of shares of Common Stock of the Company which are, to the best of management's belief, controlled or beneficially owned, directly or indirectly, by the holders of five percent or more of the voting stock of the Company.

                                             Beneficial Stock Ownership
                                    -----------------------------------------------
                                                    Percent                Percent
 Owner's Name and Address           Class A(1)   of Class(2)   Class B    of Class
----------------------------------  ----------   -----------   -------    ---------
Dimensional Fund Advisors, Inc.(4)
  1299 Ocean Avenue, Suite 650
  Santa Monica, California             440,000         8.0%       402,100      7.1%
Donald Dresser (7)
  206 Normandy Place
  Jackson, Tennessee 38305             345,300         6.4%        56,800      1.0%
Tankersley Group(5)
  Ten Pictsweet Drive
  Bells, Tennessee 38006             3,265,591        40.9%     2,866,198     50.3%
Tweedy, Browne Company L.P.(3)
  52 Vanderbilt Ave.
  New York, NY 10017                   330,087         6.5%          -        -

MANAGEMENT

     The following table sets forth as of February 28, 1997 the number of shares of Common Stock of the Company which are, to the best of management's belief, controlled or beneficially owned, directly or indirectly, by each of the present directors and nominees and by all directors and officers of the Company, as a group.


                                               Beneficial Stock Ownership
                                    -------------------------------------------------
                                                 Percent of                 Percent
   Name of Director or Nominee      Class A(1)   Class(2)(6)   Class B    of Class(6)
----------------------------------  ----------   -----------  ----------  -----------

Darla T. Darnall                       440,871          7.9%      440,871        7.7%
B. M. Ennis(7)                         200,400          3.8%          300         (*)
Dr. Joseph A. Geary                        750           (*)          -            -
Carl W. Gruenewald, II(7)              105,884          2.0%          -            -
Kelle T. Northern                      440,871          7.9%      440,871        7.7%
Daniel B. Tankersley                   712,176         13.1%      312,783        5.5%
James I. Tankersley(5)               2,553,415         33.3%    2,553,415       44.8%
Julia T. Wells(7)                      337,770          6.6%          -            -
John S. Wilder                           1,000           (*)        1,000         (*)
All Directors and Officers of the
Company as a Group(14 Persons) (7)   4,412,395         50.7%    2,928,798       51.4%

(1) The following table shows shares of Class A Common Stock, included in the number of shares beneficially owned, which may be acquired upon the conversion of Class B Common Stock.


                                     Number of                                     Number of
Name                                   Shares    Name                                Shares
-------------------------------      ---------   --------------------------------- ---------

Darla T. Darnall                       440,871   Kelle T. Northern                   440,871
Dimensional Fund Advisors, Inc.        402,100   Daniel B. Tankersley                312,783
W. Donald Dresser                       56,800   James I. Tankersley               2,553,415
B. M. Ennis                                300   All Directors and Officers of the
                                                 Company as a Group (14 persons)   2,928,798


-----------------------

(2) Total Class A shares used to calculate percent of class includes shares of Class A Common Stock underlying Incentive Stock Options and the shares of Class A Common Stock which may be acquired by the beneficial owner upon the conversion of Class B Common Stock. See Notes (1) and (7).

(3) Based on the Schedule 13D filed by Tweedy, Browne Company L.P. on March 27, 1996.

(4) Based on the Schedule 13G filed by Dimensional Fund Advisors, Inc. on February 13, 1997.

(5) The Tankersley Group consists of the following shares beneficially owned by Darla T. Darnall, Kelle T. Northern, Daniel B. Tankersley, Edna W. Tankersley, James I. Tankersley and James W. Tankersley:


                                        Percent of                      Percent
Name                      Class A(1)    Class(2)(6)      Class B      of Class(6)
--------------------      -----------    -----------     ----------    -----------
Darla T. Darnall            440,871            7.9%        440,871           7.7%
Kelle T. Northern           440,871            7.9%        440,871           7.7%
Daniel B. Tankersley        712,176           13.1%        312,783           5.5%
Edna W. Tankersley            9,474               *          9,474              *
James I. Tankersley       1,221,328           19.3%      1,221,328          21.4%
James W. Tankersley         440,871            7.9%        440,871           7.7%

James I. Tankersley has no power to vote or dispose of and disclaims beneficial ownership of the 9,474 shares of Class B Common Stock owned by his spouse, Edna
W. Tankersley. All members of the above group may be reached at Ten Pictsweet Drive, Bells, Tennessee 38006.

(6) (*)  Indicates less than one percent of class.

(7) The following table shows shares of Class A Common Stock, included in the number of shares beneficially owned, which may be purchased upon exercise of a stock option within 60 days of the Record Date. However, each of these Directors and Officers has agreed to not exercise the options through the option expiration date in December 1997 (See Note 8 - Notes to Financial Statements).


                                    Number of                           Number of
Name of Option Holder                Shares     Name of Option Holder    Shares
---------------------------------   ---------   ---------------------   ---------
W. Donald Dresser                     200,000   Carl W. Gruenewald, II    105,884
B. M. Ennis                           200,000   Julia T. Wells             10,000
All Directors and Officers of the
Company as a group                    665,884

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In 1991 the Company guaranteed a $225,000 bank loan to the Senior Vice President - Finance of the Company. The purpose of this guarantee was to allow him to refinance a loan he had with another bank and to meet certain family financial obligations which he felt obliged to assume. On July 12, 1991 the Board of Directors determined that the loan guarantee was reasonably expected to benefit the Company and authorized the guarantee. The largest amount outstanding of such indebtedness during the year ended February 28, 1997 was $71,387 and the amount outstanding on May 2, 1997 was $28,009.

                                   PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

FINANCIAL STATEMENTS INCLUDED IN PART II OF THIS REPORT

   Report of Independent Certified Public Accountants.

   Balance Sheets at February 28, 1997 and February 29, 1996.

   Statements of Operations for the years ended February 28 or 29, 1997, 1996 and 1995.

   Statements of Stockholder's Equity for the years ended February 28 or 29, 1997, 1996 and 1995.

   Statements of Cash Flows for the years ended February 28 or 29, 1997, 1996 and 1995.

   Summary of Accounting Policies

   Notes to Financial Statements

FINANCIAL STATEMENT SCHEDULES INCLUDED IN PART IV OF THIS REPORT

     Schedules have not been filed because the conditions requiring the filing do not exist or the required information is given in the financial statements, including the notes thereto.

EXHIBITS INCLUDED IN PART IV OF THIS REPORT


  3.1  Certificate of Incorporation of United Foods, Inc., as amended, Exhibit 3.1 to the
       Annual Report on form 10-K of United Foods, Inc., filed for the fiscal year ended
       February 28, 1994, is incorporated by reference herein..

  3.2  By-Laws of United Foods, Inc., as amended, Exhibit 3.2 to the Annual Report on Form
       10-K of United Foods, Inc. Filed for the fiscal year  ended February 28, 1993, is incorporated by reference herein.

  3.3  Amendment to the Certificate of Incorporation of United Foods, Inc. dated July 10, 1996.

  3.4  Amendment dated May 23, 1996 to Article V of By-Laws of United Foods, Inc.

 10.1* The 1987 Incentive Stock Option Plan of United Foods, Inc. Exhibit 10.1 to the Annual
       Report on Form 10-K of United Foods, Inc., filed for the fiscal year ended February 28,
       1994, is incorporated by reference herein.

 10.2  Revolving Credit Agreement between United Foods, Inc. and Cooperatieve Centrale
       Raiffeisen-Boerenleenbank B. A., "Rabobank Nederland", dated August 20, 1992, Exhibit
       10.2 to the Annual Report on Form 10-K of United Foods, Inc. filed for the fiscal year ended February 28, 1993, is incorporated by reference herein.

 10.3  Term Loan Agreement between United Foods, Inc. and Cooperatieve Centrale
       Raiffeisen-Boerenleenbank B. A., "Rabobank Nederland", dated August 20, 1992, Exhibit
       10.3 to the Annual Report on Form 10-K of United Foods, Inc. filed for the fiscal year ended February 28, 1993, is incorporated by reference herein.

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

10.12  Second Amendment dated June 1, 1995, to that certain Revolving Loan
       Agreement between First American National Bank and United Foods, Inc., dated April 7, 1993, Exhibit 10.12 to the Annual Report on Form 10-K of
       United Foods, Inc. filed for the fiscal year ended February 29, 1996, is incorporated by reference herein.

10.13  Modification dated June 21, 1995, to that certain Revolving Loan
       Agreement between First American National Bank and United Foods, Inc., dated April 7, 1993, Exhibit 10.13 to the Annual Report on Form 10-K of
       United Foods, Inc. filed for the fiscal year ended February 29, 1996, is incorporated by reference herein.

10.14  Third Amendment dated September 1, 1995, to that certain Revolving Loan
       Agreement between First American National Bank and United Foods, Inc., dated April 7, 1993, Exhibit 10.14 to the Annual Report on Form 10-K of
       United Foods, Inc. filed for the fiscal year ended February 29, 1996, is incorporated by reference herein.

10.15  Modification dated December 31, 1995, to that certain Revolving Loan
       Agreement between First American National Bank and United Foods, Inc., dated April 7, 1993, Exhibit 10.15 to the Annual Report on Form 10-K of
       United Foods, Inc. filed for the fiscal year ended February 29, 1996, is incorporated by reference herein.

10.16  Fifth Amendment, dated June 29, 1995, to that certain Revolving Credit
       Agreement, between United Foods, Inc. and Cooperatieve Centrale
       Raiffeisen-Boerenleenbank B.A., "Rabobank Nederland", dated August 29,
       1992, Exhibit 10.16 to the Annual Report on Form 10-K of United Foods,
       Inc. filed for the fiscal year ended February 29, 1996, is incorporated by reference herein.

10.17  Amendment, dated August 1, 1995, to each of that certain Term Loan
       Agreement and that certain Revolving Credit Agreement, each dated August
       20, 1992 between United Foods, Inc. and Cooperatieve Centrale
       Raiffeisen-Boerenleenbank B. A., "Rabobank Nederland" Exhibit 10.17 to the Annual Report on Form 10-K of United Foods, Inc. filed for the fiscal year ended February 29, 1996, is incorporated by reference herein.

10.18  Note Purchase Agreement between United Foods, Inc. and Northwest
       National Life Insurance Company, Northern Life Insurance Company, The
       North Atlantic Life Insurance Company, Washington Square Capital, Inc.,
       Commercial Union Life Insurance Company of America, Minnesota Mutual
       Life Insurance Company and Commercial Union Life Insurance Company of
       New York dated September 29, 1995, Exhibit 10.18 to the Annual Report on
       Form 10-K of United Foods, Inc. filed for the fiscal year ended February
       29, 1996, is incorporated by reference herein.

10.19  Fourth Amendment, dated February 7, 1997, to that certain Revolving Loan
       Agreement between First American National Bank and United Foods, Inc., dated April 7, 1993.

10.20  Sixth Amendment, dated October 31, 1996, to that certain Revolving
       Credit Agreement, between United Foods, Inc. and Cooperatieve Centrale
       Raiffeisen-Boerenleenbank B.A., "Rabobank Nederland", dated August 29,
       1992.

EXHIBITS INCLUDED IN PART IV OF THIS REPORT - CONCLUDED


10.21   Seventh Amendment, dated February 19, 1997, to each of that certain Term
        Loan Agreement and that certain Revolving Credit Agreement, each dated
        August 20, 1992 between United Foods, Inc. and Cooperatieve Centrale
        Raiffeisen-Boerenleenbank B.A., "Rabobank-Nederland".

10.22   Loan Agreement and Secured Promissory Note between United Foods, Inc. and
        Metropolitan Life Insurance Company all dated January 7, 1997.

10.23   Consolidation, Renewal, and Restatement of Deed of Trust and Security
        Agreement, and Consolidation, Renewal, and Restatement of Promissory Notes each between United Foods, Inc. and the Northwestern Mutual Life Insurance
        Company all dated January 30, 1997.

10.24*  United Foods, Inc. Second Management Retirement Plan dated February 26, 1997.

11      Computation of earnings per share.

27      Financial Data Schedule (For SEC use only)
        * Compensatory Plan.

REPORTS ON FORM 8-K

     The Company did not file any reports on Form 8-K during the quarter ended February 28, 1997.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     UNITED FOODS, INC.

                                     S/United Foods, Inc.


                                     s/C. W. Gruenewald, II

May 7, 1997                          By   C. W. Gruenewald, II
                                          Director, Senior Vice President
                                          Chief Financial Officer and Treasurer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                     TITLE                             DATE
------------------------      --------------------------        -----------

s/James I. Tankersley         Chairman of the Board             May 7, 1997
------------------------
James I. Tankersley

s/Daniel B. Tankersley        Vice Chairman of the Board        May 6, 1997
------------------------
Daniel B. Tankersley          and Secretary

s/B. M. Ennis                 President                         May 6, 1997
------------------------
B. M. Ennis

s/Joseph A. Geary             Director                          May 5, 1997
------------------------
Joseph A. Geary

s/Darla T. Darnall            Director                          May 6, 1997
------------------------
Darla T. Darnall

s/Julia T. Wells              Director                          May 6, 1997
------------------------
Julia T. Wells

s/Kelle T. Northern           Director                          May 6, 1997
------------------------
Kelle T. Northern

s/John S. Wilder              Director                          May 1, 1997
------------------------
John S. Wilder

                              UNITED FOODS, INC.

                              INDEX TO EXHIBITS



EXHIBIT                                          EXHIBIT
NUMBER                                         DESCRIPTION                                           PAGE
-------  ---------------------------------------------------------------------------------------     ----
    3.1  Certificate of Incorporation of United Foods, Inc., as amended, Exhibit 3.1 to the
         Annual Report on form 10-K of United Foods, Inc., filed for the fiscal year ended
         February 28, 1994, is incorporated by reference herein..

    3.2  By-Laws of United Foods, Inc., as amended, Exhibit 3.2 to the Annual Report on Form
         10-K of United Foods, Inc. Filed for the fiscal year  ended February 28, 1993, is incorporated by reference herein.

    3.3  Amendment to the Certificate of Incorporation of United Foods, Inc. dated July 10, 1996.     52

    3.4  Amendment dated May 23, 1996 to Article V of By-Laws of United Foods, Inc.                   54

   10.1* The 1987 Incentive Stock Option Plan of United Foods, Inc. Exhibit 10.1 to the Annual
         Report on Form 10-K of United Foods, Inc., filed for the fiscal year ended February 28,
         1994, is incorporated by reference herein.

   10.2  Revolving Credit Agreement between United Foods, Inc. and Cooperatieve Centrale
         Raiffeisen-Boerenleenbank B. A., "Rabobank Nederland", dated August 20, 1992, Exhibit
         10.2 to the Annual Report on Form 10-K of United Foods, Inc. filed for the fiscal year ended February 28, 1993, is incorporated by reference herein.

   10.3  Term Loan Agreement between United Foods, Inc. and Cooperatieve Centrale
         Raiffeisen-Boerenleenbank B. A., "Rabobank Nederland", dated August 20, 1992, Exhibit
         10.3 to the Annual Report on Form 10-K of United Foods, Inc. filed for the fiscal year ended February 28, 1993, is incorporated by reference herein.
   10.4  Loan Agreement, Term Loan Note and Security Agreement between First American National
         Bank and United Foods, Inc., all dated December 3, 1992, Exhibit 10.4 to the Annual
         Report on Form 10-K of United Foods, Inc. filed for the fiscal year ended February 28,
         1993, is incorporated by reference herein.

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

                              UNITED FOODS, INC.

                              INDEX TO EXHIBITS


EXHIBIT                               EXHIBIT
NUMBER                              DESCRIPTION                                PAGE
-------                                                                        ----
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

  10.12  Second Amendment dated June 1, 1995, to that certain Revolving
         Loan Agreement between First American National Bank and United
         Foods, Inc., dated April 7, 1993, Exhibit 10.12 to the Annual
         Report on Form 10-K of United Foods, Inc. filed for the fiscal year ended February 29, 1996, is incorporated by reference herein.

  10.13  Modification dated June 21, 1995, to that certain Revolving Loan
         Agreement between First American National Bank and United Foods,
         Inc., dated April 7, 1993, Exhibit 10.13 to the Annual Report on
         Form 10-K of United Foods, Inc. filed for the fiscal year ended
         February 29, 1996, is incorporated by reference herein.

  10.14  Third Amendment dated September 1, 1995, to that certain
         Revolving Loan Agreement between First American National Bank and United Foods, Inc., dated April 7, 1993, Exhibit 10.14 to the Annual Report on Form 10-K of United Foods, Inc. filed for the fiscal year ended February 29, 1996, is incorporated by reference herein.

  10.15  Modification dated December 31, 1995, to that certain Revolving
         Loan Agreement between First American National Bank and United
         Foods, Inc., dated April 7, 1993, Exhibit 10.15 to the Annual
         Report on Form 10-K of United Foods, Inc. filed for the fiscal year ended February 29, 1996, is incorporated by reference herein.

  10.16  Fifth Amendment, dated June 29, 1995, to that certain Revolving
         Credit Agreement, between United Foods, Inc. and Cooperatieve
         Centrale Raiffeisen-Boerenleenbank B.A., "Rabobank Nederland", dated August 29, 1992, Exhibit 10.16 to the Annual Report on
         Form 10-K of United Foods, Inc. filed for the fiscal year ended
         February 29, 1996, is incorporated by reference herein.

  10.17  Amendment, dated August 1, 1995, to each of that certain Term
         Loan Agreement and that certain Revolving Credit Agreement, each dated August 20, 1992 between United Foods, Inc. and
         Cooperatieve Centrale Raiffeisen-Boerenleenbank B. A., "Rabobank
         Nederland" Exhibit 10.17 to the Annual Report on Form 10-K of
         United Foods, Inc. filed for the fiscal year ended February 29, 1996, is incorporated by reference herein.

  10.18  Note Purchase Agreement between United Foods, Inc. and Northwest
         National Life Insurance Company, Northern Life Insurance
         Company, The North Atlantic Life Insurance Company, Washington
         Square Capital, Inc., Commercial Union Life Insurance Company of
         America, Minnesota Mutual Life Insurance Company and Commercial
         Union Life Insurance Company of New York dated September 29,
         1995, Exhibit 10.18 to the Annual Report on Form 10-K of United
         Foods, Inc. filed for the fiscal year ended February 29, 1996, is incorporated by reference herein.

  10.19  Fourth Amendment, dated February 7, 1997, to that certain             57
         Revolving Loan Agreement between First American National Bank and United Foods, Inc., dated April 7, 1993.

                              UNITED FOODS, INC.

                              INDEX TO EXHIBITS
                                 (CONCLUDED)


EXHIBIT                                     EXHIBIT
NUMBER                                    DESCRIPTION                                      PAGE
-------  ------------------------------------------------------------------------          ----
  10.20  Sixth Amendment, dated October 31, 1996, to that certain Revolving Credit         63
         Agreement, between United Foods, Inc. and Cooperatieve Centrale
         Raiffeisen-Boerenleenbank B.A., "Rabobank Nederland", dated August 29, 1992.

  10.21  Seventh Amendment, dated February 19, 1997, to each of that certain Term          67
         Loan Agreement and that certain Revolving Credit Agreement, each dated
         August 20, 1992 between United Foods, Inc. and Cooperatieve Centrale
         Raiffeisen-Boerenleenbank B.A., "Rabobank-Nederland".

  10.22  Loan Agreement and Secured Promissory Note between United Foods, Inc. and         71
         Metropolitan Life Insurance Company all dated January 7, 1997.

  10.23  Consolidation, Renewal, and Restatement of Deed of Trust and Security             100
         Agreement, and Consolidation, Renewal, and Restatement of Promissory Notes
         each between United Foods, Inc. and the Northwestern Mutual Life Insurance
         Company all dated January 30, 1997.

  10.24* United Foods, Inc. Second Management Retirement Plan dated February 26, 1997.     116

  11     Computation of earnings per share.                                                124

  27     Financial Data Schedule (For SEC use only)

         * Compensatory Plan.