Form 10-Q
period 1997-05-31
UNITED FOODS INC
filed 1997-07-14
CIK 728258

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                  --------------------------------------------

                                    FORM 10-Q

                  --------------------------------------------
  (Mark One)
    [ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                   FOR THE QUARTERLY PERIOD ENDED MAY 31, 1997
                                       OR
    [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM TO ________ to __________

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

      On July 14, 1997, 2,616,075 shares of Class A Common Stock and 4,193,854 shares of Class B Common Stock of United Foods, Inc. were outstanding.


================================================================================

                                      INDEX

                                                                            PAGE
     Part I:      Financial Information:

       Item 1:    Financial Statements:

                     Balance Sheets                                          3-4

                     Statements of Operations                                  5

                     Statements of Cash Flows                                6-7

                     Notes to Financial Statements                           8-9

       Item 2:    Management's Discussion and Analysis of
                  Financial Condition and Results of Operations            10-12

     Part II:     Other Information and Signatures                            13

     Exhibit A -  Computation of Earnings Per Common Share                    14

                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS

                               UNITED FOODS, INC.
                                 BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                         MAY 31,       FEBRUARY 28,
                                                          1997             1997
                                                        ---------      ------------
                                                        Unaudited
                                                        ---------
ASSETS

Current Assets:
   Cash                                                 $   8,875       $   3,772
   Accounts Receivable                                     16,217          17,533
   Inventories (Note 3)                                    37,633          36,694
   Prepaid Expenses and Miscellaneous                       2,286           3,871
   Deferred Income Taxes (Note 5)                           1,255           1,255
                                                        ---------       ---------
       Total Current Assets                                66,266          63,125
                                                        ---------       ---------

Property and Equipment:
   Land and Land Improvements                               9,448           8,846
   Buildings and Leasehold Improvements                    21,060          21,060
   Machinery, Equipment and Improvements                   92,184          91,942
                                                        ---------       ---------
                                                          122,692         121,848

   Less Accumulated Depreciation                          (68,719)        (67,210)
                                                        ---------       ---------

       Net Property and Equipment                          53,973          54,638
                                                        ---------       ---------

Other Assets                                                1,345           1,345
                                                        ---------       ---------

         Total Assets                                   $ 121,584       $ 119,108
                                                        =========       =========









See accompanying notes to financial statements.

                               UNITED FOODS, INC.
                                 BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                         MAY 31,       FEBRUARY 28,
                                                          1997             1997
                                                        ---------      ------------
                                                        Unaudited
                                                        ---------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts Payable                                     $  14,354       $  11,982
   Accruals                                                 5,939           5,305
   Income Taxes Payable  (Note 5)                             290             328
   Current Maturities of Long-term Debt                     4,777           4,772
                                                        ---------       ---------
         Total Current Liabilities                         25,360          22,387

Long-term Debt, Less Current Maturities                    35,347          36,244

Deferred Income Taxes (Note 5)                              5,021           5,021
                                                        ---------       ---------

         Total Liabilities                                 65,728          63,652
                                                        ---------       ---------

Stockholders' Equity:
   Common Stock, Class A (Notes 6 and 7)                    5,116           5,116
   Common Stock, Class B, Convertible (Notes 6 and 7)       5,694           5,694
   Additional Paid-in Capital                               2,463           2,463
   Retained Earnings                                       42,583          42,183
                                                        ---------       ---------

         Total Stockholders' Equity                        55,856          55,456
                                                        ---------       ---------

         Total Liabilities and Stockholders' Equity     $ 121,584       $ 119,108
                                                        =========       =========









See accompanying notes to financial statements.

                               UNITED FOODS, INC.
                      STATEMENTS OF OPERATIONS (UNAUDITED)
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                    FOR THE THREE
                                                                  MONTHS ENDED MAY 31,
                                                              --------------------------
                                                                 1997             1996
                                                              ----------      ----------
Gross Sales and Services Less Discounts, Returns and
   and Allowances                                             $   46,963      $   48,708

Costs of Sales and Services (Note 3)                              38,085          39,841
                                                              ----------      ----------

   Gross Profit                                                    8,878           8,867

Selling, Administrative and General Expenses                       7,408           8,047
                                                              ----------      ----------

   Operating Income                                                1,470             820
                                                              ----------      ----------

Interest Income (Expense) - Net                                     (861)         (1,064)

Miscellaneous Income (Expense) - Net (Note 4)                         41             403
                                                              ----------      ----------

   Total Other Income and (Expense)                                 (820)           (661)
                                                              ----------      ----------

   Income Before Taxes on Income                                     650             159

Taxes on Income (Note 5)                                             250              61
                                                              ----------      ----------

   Net Income                                                 $      400      $       98
                                                              ==========      ==========

Weighted Average Common Share and Common Share Equivalents    10,809,929      11,116,214
                                                              ==========      ==========

Earnings Per Common Share and Common
   Share Equivalents (Note 7)                                 $      .04      $      .01
                                                              ==========      ==========

Cash Dividends Per Common Share:
   Class A                                                    $   -0-         $    -0-
   Class B                                                    $   -0-         $    -0-





See accompanying notes to financial statements.

                               UNITED FOODS, INC.
                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                             (DOLLARS IN THOUSANDS)

                                                              FOR THE THREE
                                                            MONTHS ENDED MAY 31,
                                                           ---------------------
                                                            1997           1996
                                                           -------       -------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                              $   400       $    98
   Adjustments to reconcile net income to net cash
     provided by operations:
     Depreciation and amortization                           1,852         1,974
     Provision for losses on accounts receivable                43            42
     (Gain) on disposal of property and equipment              (41)          (21)
     Adjustments to property held for disposal                --            (212)
     Deferred income taxes                                    --             (72)
     Change in assets and liabilities:
       Accounts and notes receivable                         1,273        (1,040)
       Inventories                                            (939)        5,064
       Prepaid expenses and miscellaneous                    1,585         1,142
       Other assets                                           --              62
       Accounts payable and accruals                         2,992           459
       Income taxes                                            (38)          (19)
                                                           -------       -------
     Net cash provided by operations                         7,127         7,477
                                                           -------       -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                     (1,215)         (491)
   Proceeds from sale of other property and equipment           83           419
                                                           -------       -------
     Net cash used by investing activities                  (1,132)          (72)
                                                           -------       -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long-term borrowings                          238          --
   Payments of long-term debt                               (1,130)       (7,231)
                                                           -------       -------
     Net cash used by financing activities                    (892)       (7,231)
                                                           -------       -------

NET INCREASE IN CASH FOR THE PERIOD                          5,103           174

CASH AND CASH EQUIVALENTS, beginning of period               3,772         1,029
                                                           -------       -------

CASH AND CASH EQUIVALENTS, end of period                   $ 8,875       $ 1,203
                                                           =======       =======




See accompanying notes to financial statements.

                               UNITED FOODS, INC.
                      STATEMENTS OF CASH FLOWS (UNAUDITED)
                                   (CONCLUDED)

                             (DOLLARS IN THOUSANDS)

                                                                   FOR THE THREE
                                                                 MONTHS ENDED MAY 31,
                                                                 --------------------
                                                                   1997       1996
                                                                   ----      ------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
   INFORMATION:
   Cash paid during the three months for:
     Interest                                                      $871      $1,205
     Income taxes                                                  $142      $  214

NON-CASH INVESTING AND FINANCING ACTIVITIES:
   Capital expenditures of $14, $0, $35 and $160 are included in accounts payable at May 31, 1997, February 28, 1997,
   May 31, 1996 and February 29, 1996, respectively














See accompanying notes to financial statements.

                               UNITED FOODS, INC.

                          NOTES TO FINANCIAL STATEMENTS

1. The interim financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended February 28, 1997. Significant accounting policies and other disclosures normally provided have been omitted since such items are disclosed therein.

     In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly its financial position as of May 31, 1997 and its results of operations and cash flows for the three months ended May 31, 1997 and 1996.

2. The results of operations for the three months ended May 31, 1997 and 1996 are not necessarily indicative of the results to be expected for the fiscal year.

3.   Inventories are summarized as follows:

                                       MAY 31, 1997     FEBRUARY 28, 1997
                                       ------------     -----------------
     Finished products                  $30,247,000        $30,807,000
     Raw materials                        2,651,000          2,525,000
     Growing crops                        3,585,000          2,111,000
     Merchandise and supplies             1,150,000          1,251,000
                                        -----------        -----------

                                        $37,633,000        $36,694,000
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

5. Taxes on income consist of the current and deferred taxes required to be recognized for the periods presented in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes".

6. Each Class B common share is convertible into one share of Class A common stock at the holder's election. Holders of the Class A common stock are entitled to a preference dividend of $.025 per share for any quarter and each preceding quarter of the Company's fiscal year before the holders of the Class B common stock are entitled to any regular cash dividend. Class A shareholders have the right to elect a number of directors that equal at least 25% of the members of the board of directors. In addition, on matters requiring the classes to vote together, the Class A holders are entitled to 1/10 vote per share and holders of Class B common stock are entitled to one vote per share

     On May 19, 1997, the Company initiated a cash tender offer for up to one million shares of its Class A and Class B Common Stock at a price of $2.50 per share. On June 17, 1997, the Company amended the cash tender offer by extending the Expiration Date to July 3, 1997 and by increasing the number of shares it is offering to purchase from 1,000,000 shares of its Class A and Class B Common Stock to up to 2,500,000 shares of its Class A Common Stock and up to 1,500,000 shares of its Class B Common Stock, each at $2.50 per share. A total of approximately 2,641,299 shares of Class A Common Stock and 1,720,932 shares of Class B Common Stock were validly tendered and not withdrawn in response to the offer, as amended. The purchase of shares was prorated in accordance with the terms of the offer, as amended, for each class of common stock.

7. Earnings per share of common stock and common stock equivalents have been computed based upon the weighted average number of shares outstanding during the three months ended May 31, 1997 and May 31, 1996. The assumed exercise of common stock options does not materially dilute earnings per share for the three months ended May 31, 1996.

     As of February 28, 1997, holders of substantially all of the Company's common stock options had agreed not to exercise their options in exchange for an agreed upon amount of deferred compensation and, therefore, the assumed exercise of the common stock options is not included in the computation of common stock equivalents for the three months ended May 31, 1997.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). This statement simplifies the standards for computing earnings per share ("EPS") previously found in APB Opinion No. 15, "Earnings per Share" as the presentation of primary and fully-diluted EPS is replaced with Basic and Diluted EPS. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, and applies to entities with publicly-held common stock or potential common stock. The Company will adopt SFAS 128 in the financial statements issued for the year ending February 28, 1998. If the provisions of SFAS 128 had been applied to the three months ended May 31, 1997, estimated Basic EPS and Diluted EPS would have been $.04.

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

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of cash are operations and external committed credit facilities. At May 31, 1997, the Company's revolving credit facilities totaled $21,000,000, all of which was available. The Company's sources of liquidity are expected to adequately meet requirements for the upcoming year and the foreseeable future; however, new financing alternatives are constantly evaluated to determine their practicality and availability in order to provide the Company with sufficient and timely funding at the least possible cost. The $18,000,000 and $3,000,000 revolving credit facilities currently mature in fiscal 2001 and 2000, respectively. One-year extensions of maturity dates of the revolving credit facilities will be considered by the lenders annually. If annual extensions are not granted, the Company will then investigate revolving credit facilities with other lenders and believes it can replace any current revolving credit facility within its remaining 24-month term.

Operations provided net cash of $7,127,000 during the three months ended May 31, 1997 and $7,477,000 during the same period of the prior year. The decrease in inventories for the three months ended May 31, 1996, which provided cash of $5,064,000, resulted primarily from weather related shortages and delays related to the vegetable pack in addition to an increase in inventory that occurred for the year ended at February 29, 1996. A similar inventory increase did not recur at February 28, 1997. Changes in accounts receivable and accounts payable and accruals result primarily from normal timing factors associated with sales and cash receipts and disbursements.

Investing activities used cash of $1,132,000 for the three months ended May 31, 1997 compared with cash used of $72,000 during the same period of the prior year, primarily as the result of increased capital expenditures.

Financing activities used cash of $892,000 for the three months ended May 31, 1997. The decrease in long-term debt for the three months ended May 31, 1996 resulted from decreased inventories and capital expenditures previously mentioned.

On May 19, 1997, the Company initiated a cash tender offer for up to 1 million shares of its Class A and Class B Common Stock at a price of $2.50 per share. One June 17, 1997, the Company amended the cash tender offer by extending the Expiration Date to July 3, 1997 and by increasing the number of shares it is offering to purchase from 1,000,000 shares of its Class A and Class B Common Stock to up to 2,500,000 shares of its Class A Common Stock and up to 1,500,000 shares of its Class B Common Stock, each for $2.50 per share. A total of approximately 2,641,299 shares of Class A Common Stock and approximately 1,720,932 shares of Class B Common Stock were validly tendered and not withdrawn in response to the offer, as amended. The purchases of shares was prorated in accordance with the terms of the offer, as amended, for each class of common stock. The purchase, which totaled approximately $10,000,000, was funded with borrowings from the Company's revolving credit facilities. (See Note 6 - Notes to Financial Statements.)

Working capital at May 31, 1997 was $40,906,000, and was $40,738,000 at February 28, 1997.

The Company's ratio of debt to equity increased to 1.18 to 1 at May 31, 1997 from 1.15 to 1 at February 28, 1997.

CAPITAL EXPENDITURES

Capital expenditures for fiscal 1998 are estimated to be approximately $4,500,000 which is approximately $3,000,000 less than depreciation expense projected for fiscal 1998. Capital expenditures are expected to be for normal replacement of older equipment with more efficient and energy saving equipment. These expenditures are expected to be funded from operations and the Company's revolving credit facilities.

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

REVENUES

Net sales and service revenue decreased $1,745,000 (3.6%); sales volume decreased 3.2% and the average per pound selling price increased .2% for the quarter ended May 31, 1997, compared with the same period of the prior year. The decrease in sales volume is attributable primarily to competitive market conditions. Sales allowances increased $48,000 (.6%), despite the decrease in sales volume, primarily as the result of extremely competitive market conditions. The competitive market conditions are expected to continue.

COST OF SALES AND SERVICES

Gross profit increased $11,000 (.1%) for the quarter ended May 31, 1997 as compared with the same period of the prior year and the gross margin increased to 18.9% from 18.2%. The increase in gross margin results primarily from improved processing costs and a favorable change in the sales mix between the Company's sales programs. The gross profit method, at the estimated annual gross profit rate is used to determine frozen vegetable cost of goods sold in interim financial statements (See Note 3 - Notes to Financial Statements). Cost of sales and services decreased $1,756,000 (4.4%) for the three months ended May 31, 1997 as compared with the same period of the prior year, primarily as the result of the decrease in sales volume and the improved processing costs and change in sales mix previously mentioned.

SELLING, ADMINISTRATIVE AND GENERAL EXPENSES

Selling, general and administrative expenses decreased $639,000 (7.9%) for the quarter compared with the same period of the prior year. Brokerage, advertising and other direct selling expenses decreased $332,000 (22.0%) primarily as the result of decreased sales volume and lower label development cost. Administrative and general selling expenses decreased $255,000 (6.2%) primarily as the result of rationalization of the Company's administrative functions. Production incentive expense at the Company's mushroom farms decreased $79,000 (39.7%). Other incentive compensation expense increased $27,000 (22.5%).

INTEREST EXPENSE

Interest expense - net decreased $203,000 (19.1%) for the quarter ended May 31, 1997, as compared with the prior year, primarily as the result of lower average borrowings.

MISCELLANEOUS INCOME

Miscellaneous income in the amount of $403,000 for the three months ended May 31, 1996 consists of $212,000 to restore the carrying value of certain property held for disposal to its original cost, based on its current fair market value. Further, miscellaneous income includes the recognition of a claim in the amount of $167,000.

TAXES ON INCOME

Taxes on income for the three months ended May 31, 1997 and 1996 consist of current and deferred taxes provided at the estimated effective federal and state tax rates expected to be recognized for the respective periods. (See Note 5 - Notes to Financial Statements.)

RECENT ACCOUNTING PRONOUNCEMENT

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). This statement simplifies the standards for computing earnings per share ("EPS") previously found in APB Opinion No. 15, "Earnings per Share" as the presentation of primary and fully-diluted EPS is replaced with Basic and Diluted EPS. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, and applies to entities with publicly-held common stock or potential common stock. The Company will adopt SFAS 128 in the financial statements issued for the year ending February 28, 1998. If the provisions of SFAS 128 had been applied to the three months ended May 31, 1997, estimated Basic EPS and Diluted EPS would have been $.04.

                           PART II - OTHER INFORMATION


Item 6.    Exhibits and Reports on Form 8-K


                (a)    Exhibits - 11  Computation of earnings per common share.
                                  27  Financial Data Schedule (for SEC use only)

                (b) Reports on Form 8-K - There were no reports on Form 8-K filed for during the three months ended May 31, 1997.











                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                             UNITED FOODS, INC.



Date:  July 14, 1997                    By:  S/N Carl W. Gruenewald, II
       ------------------                    -----------------------------------
                                             C. W. Gruenewald, II
                                             Senior Vice President,
                                             Chief Financial Officer & Treasurer