Form 10-Q
period 1997-08-31
UNITED FOODS INC
filed 1997-10-14
CIK 728258

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

                 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 1997
                                       OR
  [   ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM _____________ TO _______________

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

       Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes   X     No
                                                -----      ------

      On October 10, 1997, 2,616,075 shares of Class A Common Stock and 4,193,854 shares of Class B Common Stock of United Foods, Inc. were outstanding.

================================================================================

                                      INDEX

                                                                               PAGE
                                                                               ----
     Part I:      Financial Information:

       Item 1:    Financial Statements:

                     Balance Sheets                                             2-3

                     Statements of Operations                                     4

                     Statements of Cash Flows                                   5-6

                     Notes to Financial Statements                              7-8

       Item 2:    Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                9-11

     Part II:     Other Information and Signatures

       Item 4:    Submission of Matters to a Vote of Security Holders            12

       Item 5:    Other Information                                              12

       Item 6:    Exhibits and Reports on Form 8-K                               12

     Signatures                                                                  13


                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS

                               UNITED FOODS, INC.
                                 BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                        AUGUST 31,      FEBRUARY 28,
                                                          1997             1997
                                                        ----------      -----------
                                                        Unaudited
                                                        ---------
ASSETS

Current Assets:
   Cash                                                 $     617       $   3,772
   Accounts Receivable                                     16,121          17,533
   Inventories (Note 3)                                    52,730          36,694
   Prepaid Expenses and Miscellaneous                       3,223           3,871
   Deferred Income Taxes (Note 5)                           1,255           1,255
                                                        ---------       ---------
       Total Current Assets                                73,946          63,125
                                                        ---------       ---------

Property and Equipment:
   Land and Land Improvements                               9,448           8,846
   Buildings and Leasehold Improvements                    21,060          21,060
   Machinery, Equipment and Improvements                   93,774          91,942
                                                        ---------       ---------
                                                          124,282         121,848

   Less Accumulated Depreciation                          (70,568)        (67,210)
                                                        ---------       ---------

       Net Property and Equipment                          53,714          54,638
                                                        ---------       ---------

Other Assets                                                1,408           1,345
                                                        ---------       ---------

         Total Assets                                   $ 129,068       $ 119,108
                                                        =========       =========







See accompanying notes to financial statements.

                               UNITED FOODS, INC.
                                 BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)



                                                        AUGUST 31,      FEBRUARY 28,
                                                          1997             1997
                                                        ----------      -----------
                                                        Unaudited
                                                        ---------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts Payable                                     $  25,385       $  11,982
   Accruals                                                 7,337           5,305
   Income Taxes Payable  (Note 5)                               5             328
   Current Maturities of Long-term Debt                     4,671           4,772
                                                        ---------       ---------
         Total Current Liabilities                         37,398          22,387

Long-term Debt, Less Current Maturities                    41,871          36,244

Deferred Income Taxes (Note 5)                              5,021           5,021
                                                        ---------       ---------

         Total Liabilities                                 84,290          63,652
                                                        ---------       ---------

Stockholders' Equity:
   Common Stock, Class A (Notes 6 and 7)                    5,116           5,116
   Common Stock, Class B, Convertible (Notes 6 and 7)       5,694           5,694
   Additional Paid-in Capital                               2,463           2,463
   Retained Earnings                                       41,634          42,183
                                                        ---------       ---------
                                                           54,907          55,456

   Less Cost of Treasury Stock (Notes 6 and 7)            (10,129)           --
                                                        ---------       ---------

         Total Stockholders' Equity                        44,778          55,456
                                                        ---------       ---------

         Total Liabilities and Stockholders' Equity     $ 129,068       $ 119,108
                                                        =========       =========








See accompanying notes to financial statements.

                               UNITED FOODS, INC.
                      STATEMENTS OF OPERATIONS (UNAUDITED)
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                     FOR THE THREE MONTHS      FOR THE SIX MONTHS
                                                       ENDED AUGUST 31,          ENDED AUGUST 31,
                                                    ---------------------     ---------------------
                                                      1997        1996          1997         1996
                                                    --------     --------     --------     --------
Gross Sales and Services Less Discounts, Returns
  and Allowances                                    $ 42,579     $ 42,628     $ 89,542     $ 91,336

Costs of Sales and Services (Note 3)                  35,706       34,809       73,791       74,650
                                                    --------     --------     --------     --------

  Gross Profit                                         6,873        7,819       15,751       16,686

Selling, Administrative and General Expenses           7,490        6,924       14,898       14,971
                                                    --------     --------     --------     --------

  Operating Income (Loss)                               (617)         895          853        1,715
                                                    --------     --------     --------     --------

Interest Income (Expense) - Net                         (925)        (887)      (1,786)      (1,951)

Miscellaneous Income (Expense) - Net (Note 4)           --             34           41          437
                                                    --------     --------     --------     --------

    Total Other Income and (Expense)                    (925)        (853)      (1,745)      (1,514)
                                                    --------     --------     --------     --------

  Income (Loss) Before Taxes on Income (Benefit)      (1,542)          42         (892)         201

Taxes on Income (Benefit) (Note 5)                      (593)          16         (343)          77
                                                    --------     --------     --------     --------

  Net Income (Loss)                                 $   (949)    $     26     $   (549)    $    124
                                                    ========     ========     ========     ========

Common Share and Common Share Equivalents
  (Notes 6 and 7)                                      8,549       11,107        9,679       11,112
                                                    ========     ========     ========     ========

EARNINGS (LOSS) PER COMMON SHARE AND COMMON
    SHARE EQUIVALENT (NOTES 6 AND 7)                $   (.11)    $    .00     $   (.06)    $    .01
                                                    ========     ========     ========     ========

Cash Dividends Per Common Share:
  Class A                                               $-0-         $-0-         $-0-         $-0-
  Class B                                               $-0-         $-0-         $-0-         $-0-








See accompanying notes to financial statements.

                               UNITED FOODS, INC.
                      STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                             FOR THE SIX
                                                        MONTHS ENDED AUGUST 31,
                                                        -----------------------
                                                           1997        1996
                                                         --------     -------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income (Loss)                                     $   (549)    $   124
   Adjustments to reconcile net income to net cash
     provided by operations:
     Depreciation and amortization                          3,702       3,947
     Provision for losses on accounts receivable               86          83
     Gain on disposal of property and equipment               (41)        (55)
     Adjustments to property held for disposal               --          (212)
     Deferred income taxes                                   --          (483)
     Change in assets and liabilities:
       Accounts and notes receivable                        1,326        (179)
       Inventories                                        (16,036)     (4,701)
       Prepaid expenses and miscellaneous                     648       1,478
       Other assets                                           (63)        425
       Accounts payable and accruals                       15,331       7,409
       Income taxes                                          (323)        (19)
                                                         --------     -------
         Net cash provided by operations                    4,081       7,817
                                                         --------     -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                    (2,716)       (669)
   Proceeds from sale of other property and equipment          83         552
                                                         --------     -------
     Net cash used by investing activities                 (2,633)       (117)
                                                         --------     -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long-term borrowings                         420        --
   Payments of long-term debt                              (2,318)     (2,158)
   Revolving credit borrowings increase (decrease)          7,424      (6,033)
   Purchase of treasury stock                             (10,129)       --
                                                         --------     -------
     Net cash used by financing activities                 (4,603)     (8,191)
                                                         --------     -------

NET DECREASE IN CASH FOR THE PERIOD                        (3,155)       (491)

CASH AND CASH EQUIVALENTS, beginning of period              3,772       1,029
                                                         --------     -------

CASH AND CASH EQUIVALENTS, end of period                 $    617     $   538
                                                         ========     =======



See accompanying notes to financial statements.

                               UNITED FOODS, INC.
                      STATEMENTS OF CASH FLOWS (UNAUDITED)
                                   (CONCLUDED)

                             (DOLLARS IN THOUSANDS)

                                                                    FOR THE SIX
                                                               MONTHS ENDED AUGUST 31,
                                                               -----------------------
                                                                  1997        1996
                                                                 ------      ------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
   INFORMATION:
   Cash paid during the six months for:
     Interest                                                    $1,651      $2,215
     Income taxes                                                $  723      $  704

NON-CASH INVESTING AND FINANCING ACTIVITIES:

   Capital expenditures of $104, $0, $0 and $160 are included in accounts payable at August 31, 1997, February 28,
   1997, August 31, 1996 and February 29, 1996, respectively














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

     In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly its financial position as of August 31, 1997 and its results of operations for the three and six months ended August 31, 1997 and 1996 and cash flows for the six months ended August 31, 1997 and 1996.

2. The results of operations for the six months ended August 31, 1997 and 1996 are not necessarily indicative of the results to be expected for the fiscal year.

3.   Inventories are summarized as follows:

                                      AUGUST 31, 1997         FEBRUARY 28, 1997
                                      ---------------         -----------------
     Finished products                  $45,998,000               $30,807,000
     Raw materials                        2,749,000                 2,525,000
     Growing crops                        3,057,000                 2,111,000
     Merchandise and supplies               926,000                 1,251,000
                                        -----------               -----------

                                        $52,730,000               $36,694,000
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

4. Miscellaneous income in the amount of $437,000 for the six months ended August 31, 1996 consists of $212,000 to restore the carrying value of certain property held for disposal to its original cost, based on its fair market value. Further, miscellaneous income includes the recognition of a claim in the amount of $167,000 and net gains on the sale of plant, property and equipment.

5. Taxes on income consist of the current and deferred taxes required to be recognized for the periods presented in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes".

6. Each share of Class B Common Stock is convertible into one share of Class A Common Stock at the holder's election. Holders of the Class A Common Stock are entitled to a preference dividend of $.025 per share for any quarter and each preceding quarter of the Company's fiscal year before the holders of the Class B Common Stock are entitled to any regular cash dividend. Class A stockholders have the right to elect a number of directors that equal at least 25% of the members of the board of directors. In addition, on matters requiring the classes to vote together, the Class A holders are entitled to 1/10 vote per share and holders of Class B Common Stock are entitled to one vote per share.

     On May 19, 1997, the Company initiated a cash tender offer for up to one million shares of its Class A and Class B Common Stock at a price of $2.50 per share. On June 17, 1997, the Company amended the cash tender offer by extending the Expiration Date to July 3, 1997 and by increasing the number of shares it offered to purchase from 1,000,000 shares of its Class A and Class B Common Stock to up to 2,500,000 shares of its Class A Common Stock and up to 1,500,000 shares of its Class B Common Stock, each at a price of $2.50 per share. A total of approximately 2,641,299 shares of Class A Common Stock and 1,720,932 shares of Class B Common Stock were validly tendered and not withdrawn in response to the offer, as amended. The purchase of shares was prorated in accordance with the terms of the offer, as amended, for each class of common stock. The purchase, which totalled approximately $10,129,000, including expenses, was funded with borrowings from the Company's revolving credit facilities and available cash.

7. Earnings per share of common stock and common stock equivalents have been computed based upon the weighted average number of shares outstanding during the three and six months ended August 31, 1997 and August 31, 1996. The assumed exercise of common stock options does not materially dilute earnings per share for the three or six months ended August 31, 1996. As of February 28, 1997, holders of substantially all of the Company's common stock options had agreed not to exercise their options in exchange for an agreed upon amount of deferred compensation and, therefore, the assumed exercise of the common stock options is not included in the computation of common stock equivalents for the three and six months ended August 31, 1997.

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS 128"). This statement simplifies the standards for computing earnings per share ("EPS") previously found in APB Opinion No. 15, "Earnings per Share", as the presentation of primary and fully-diluted EPS is replaced with Basic and Diluted EPS. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

     SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, and applies to entities with publicly-held common stock or potential common stock. The Company will adopt SFAS 128 in the financial statements issued for the year ending February 28, 1998. If the provisions of SFAS 128 had been applied to the three and six months ended August 31, 1997, estimated Basic EPS and Diluted EPS would have been $(.11) and $(.06), respectively.

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

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of cash are operations and external committed credit facilities. At August 31, 1997, the Company's revolving credit facilities totaled $21,000,000, all of which was available. The Company's sources of liquidity are expected to meet adequately requirements for the upcoming year and the foreseeable future; however, new financing alternatives are constantly evaluated to determine their practicality and availability in order to provide the Company with sufficient and timely funding at the least possible cost. The Company's $18,000,000 and $3,000,000 revolving credit facilities currently mature in fiscal 2001. One-year extensions of maturity dates of the revolving credit facilities will be considered by the lenders annually. If annual extensions are not granted, the Company will then investigate revolving credit facilities with other lenders and believes it can replace any current revolving credit facility within its remaining 24-month term.

Operations provided net cash of $4,081,000 during the six months ended August 31, 1997 and $7,817,000 during the same period of the prior year. Inventory increases used cash of $16,036,000 during the six months ended August 31, 1997, compared with cash used of $4,701,000 during the same period of the prior year. The change results primarily from the timing of deliveries of frozen finished product under the reciprocal supply agreements, further described under "Supply Agreements". The effect on operating cash flow of these deliveries during the six months ended August 31, 1997 was substantially offset by a related increase in accounts payable.

Investing activities used cash of $2,633,000 for the six months ended August 31, 1997 compared with cash used of $117,000 during the same period of the prior year, primarily as the result of increased capital expenditures.

Financing activities used cash of $4,603,000 for the six months ended August 31, 1997 compared with cash used of $8,191,000 during the same period of the prior year. On May 19, 1997, the Company initiated a cash tender offer for up to 1 million shares of its Class A and Class B Common Stock at a price of $2.50 per share. On June 17, 1997, the Company amended the cash tender offer by extending the Expiration Date to July 3, 1997 and by increasing the number of shares it offered to purchase from 1,000,000 shares of its Class A and Class B Common Stock to up to 2,500,000 shares of its Class A Common Stock and up to 1,500,000 shares of its Class B Common Stock, each at a price of $2.50 per share. A total of approximately 2,641,299 shares of Class A Common Stock and approximately 1,720,932 shares of Class B Common Stock were validly tendered and not withdrawn in response to the offer, as amended. The purchases of shares was prorated in accordance with the terms of the offer, as amended, for each class of common stock. The purchase, which totaled approximately $10,129,000, including expenses, was funded with borrowings from the Company's revolving credit facilities and available cash. Cash provided by operations was used to reduce borrowings under the Company's revolving credit agreements for the six months ended August 31, 1996.

Working capital at August 31, 1997 was $36,548,000, and was $40,738,000 at February 28, 1997. The reduction results primarily from the decrease in cash from $3,772,000 at February 28, 1997 to $617,000 at August 31, 1997, primarily as the result of the stock purchase previously mentioned.

The Company's ratio of debt to equity increased to 1.88 to 1 at August 31, 1997 from 1.15 to 1 at February 28, 1997, primarily as the result of the stock purchase and the increase in accounts payable previously mentioned.

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

The Company has always been faced with very strong competition in the marketplace from large brand name competitors, private regional U. S. vegetable processors, and privately-owned Mexican vegetable processors. These competitive pressures, coupled with low overall growth, have led to weak market pricing. The Company anticipates that these conditions will continue.

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

REVENUES

Net sales and service revenue decreased $49,000 (.1%) and $1,794,000 (2.0%) for the three and six month periods ended August 31, 1997, respectively, as compared with the same periods of the prior year. Sales volume increased 5.0% and .4% for the three and six month periods, respectively. The average selling price per pound decreased 1.7% for the quarter and .6% for the six months ended August 31, 1997, as compared with the same period of the prior year. Sales allowances increased $1,745,000 (23.9%) for the quarter and $1,793,000 (11.4%) for the six months, as compared with the same period of the prior year. The increase in sales allowances for the quarter resulted primarily from increased promotional allowances resulting from competitive market conditions and the Company's efforts in obtaining additional distribution.

COST OF SALES AND SERVICES AND GROSS PROFIT

Gross profit decreased $946,000 (12.1%) and $935,000 (5.6%) for the three and six month periods ended August 31, 1997, respectively, as compared with the same periods of the prior year. The gross margin decreased from 18.3% to 16.1% and from 18.3% to 17.6% for the quarter and six months, respectively. The effect of lower average selling prices and higher promotional allowances, previously mentioned, on gross profit and on the gross margin were partially mitigated by lower unit production costs for the quarter and year-to-date periods. The gross profit method, at the estimated annual gross profit rate, is used to determine cost of goods sold in interim financial statements (See Note 3 - Notes to Financial Statements). Cost of sales and services increased $897,000 (2.6%) for the quarter and decreased $859,000 (1.2%) for the six months as compared with the same periods of the prior year, primarily as the result of the sales volume changes previously mentioned, offset by lower average unit production costs for the quarter and year-to-date periods.

SELLING, ADMINISTRATIVE AND GENERAL EXPENSES

Selling, general administrative expenses increased $566,000 (8.2%) for the quarter and decreased $73,000 (.5%) for the six months ended August 31, 1997, as compared with the same periods of the prior year. The increase for the quarter was due primarily to increased storage expense of $180,000 resulting from higher average inventories and increased other selling expenses of $355,000 related to product development.

INTEREST EXPENSE

Interest expense - net increased $38,000 (4.3%) for the quarter and decreased $165,000 (8.5%) for the six months as compared to the same periods of the prior year. The increase during the three months ended August 31, 1997 resulted primarily from higher average borrowings resulting from the stock purchase previously mentioned.

MISCELLANEOUS INCOME

Miscellaneous income in the amount of $437,000 for the six months ended August 31, 1996 consisted of $212,000 to restore the carrying value of certain property held for disposal to its original cost, based on its fair market value. Further, miscellaneous income includes the recognition of a claim in the amount of $167,000 and net gains on the sale of plant, property and equipment.

TAXES ON INCOME

Taxes on income for the three and six months ended August 31, 1997 and 1996 consisted of current and deferred taxes provided at the estimated effective federal and state tax rates expected to be recognized for the respective periods.

RECENT ACCOUNTING PRONOUNCEMENTS

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS 128"). This statement simplifies the standards for computing earnings per share ("EPS") previously found in APB Opinion No. 15, "Earnings per Share", as the presentation of primary and fully-diluted EPS is replaced with Basic and Diluted EPS. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, and applies to entities with publicly-held common stock or potential common stock. The Company will adopt SFAS 128 in the financial statements issued for the year ending February 28, 1998. If the provisions of SFAS 128 had been applied to the three and six months ended August 31, 1997, estimated Basic EPS and Diluted EPS would have been $(.11) and $(.06), respectively.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130"), which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

Also, in June 1997, the Financial Accounting Standards Board issued SFAS 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131"), which supersedes SFAS No. 14, Financial Reporting for Segments of a Business Enterprise. SFAS 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS 131 defines operating segments as components of a company about which separate financial information is available that is evaluated by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

SFAS 130 and SFAS 131 are effective for financial statements for periods beginning after December 15, 1997 and require comparative information for earlier years to be restated. Because of the recent issuance of these standards, management has been unable to evaluate fully the impact, if any, these standards may have on future financial statement disclosures. Results of operations and financial position, however, will be unaffected by implementation of these standards.

                           PART II - OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's Annual Meeting of Stockholders held on September 15, 1997, the following members were elected to the Board of Directors:

         --------------------------------------------------------------------
                                                       Votes          Votes
                                                        For          Withheld
         --------------------------------------------------------------------

         Class A Director    John S. Wilder          2,072,600        58,998
         Class B Director    Darla T. Darnall        3,693,042        21,739
         Class B Director    Kelle T. Northern       3,693,208        21,573
         --------------------------------------------------------------------

The following proposals were approved at the Company's Annual Meeting:

                                                         Votes            Votes          Votes
                                                          For            Against      Abstained/
                                                                                       Not Voted
    -----------------------------------------------------------------------------------------------
    1.  Approve appointment of BDO Seidman, LLP        3,903,884          22,535          1,522
        as independent public accountants for the
        Company

    2.  Approve the Company's Incentive                3,150,028         162,017         20,843
        Compensation Plan for the Chairman of the
        Board of Directors
    -----------------------------------------------------------------------------------------------

ITEM 5.  OTHER INFORMATION

On September 15, 1997, the Board of Directors amended Article III of the Company's By-Laws to increase the number of Directors from nine to eleven.

On September 15, 1997, Daniel B. Tankersley agreed to resign his position as a Class A Director in the Class of 1999 and was elected to fill the newly created Class B directorship in the Class of 1998. James W. Tankersley was elected to fill the newly created Class B directorship in the Class of 1999 and Thomas A. Hopper, Jr. was elected to fill the Class A vacancy in the Class of 1999 created by the resignation of Daniel B. Tankersley.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) - EXHIBITS

See Exhibit Table.

(b) - REPORTS ON FORM 8-K

There were no reports on Form 8-K filed during the three months ended August 31, 1997.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                           UNITED FOODS, INC.



Date:  October 14, 1997                By  /s/    Carl W. Gruenewald, II
       --------------------                ---------------------------------
                                           Carl W. Gruenewald, II
                                           Senior Vice President,
                                           Chief Financial Officer & Treasurer

                               UNITED FOODS, INC.

                                 EXHIBITS TABLE

EXHIBIT                                           EXHIBIT
NUMBER                                          DESCRIPTION                                                  PAGE
-------     ---------------------------------------------------------------------------------------------   ------
     3.1    Amendment dated September 15, 1997 to Article III of By-Laws of United Foods, Inc.                15
    10.1    Tenth Amendment, dated August 4, 1997, to that certain Revolving Credit Agreement, dated         16-18
            August 20, 1992 between United Foods, Inc. and Cooperatieve Raiffeisen-Boerenleenbank B.A.,
            "Rabobank-Nederland".
    11      Computation of earnings per share.                                                                19
    27      Financial Data Schedule (For SEC use only).