Form 10-Q
period 1997-11-30
UNITED FOODS INC
filed 1998-01-14
CIK 728258

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          -----------------------------

                                    FORM 10-Q

                          -----------------------------
(Mark One)
    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 1997
                                       OR
    [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM _______________ TO _____________

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

      On January 9, 1998, 2,616,139 shares of Class A Common Stock and 4,193,790 shares of Class B Common Stock of United Foods, Inc. were outstanding.

===============================================================================

                                     INDEX

                                                                             PAGE
     Part I:      Financial Information:

       Item 1:    Financial Statements:

                     Balance Sheets                                          2-3

                     Statements of Operations                                  4

                     Statements of Cash Flows                                5-6

                     Notes to Financial Statements                           7-8

       Item 2:    Management's Discussion and Analysis of
                  Financial Condition and Results of Operations             9-12

     Part II:     Other Information and Signatures

       Item 6:    Exhibits and Reports on Form 8-K                            13

                  Signatures                                                  14

                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS

                               UNITED FOODS, INC.
                                 BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                               NOVEMBER 30,     FEBRUARY 28,
                                                   1997            1997
                                               ------------    -----------
                                                Unaudited
                                               ------------
ASSETS

Current Assets:
   Cash                                         $    708         $  3,772
   Accounts Receivable, Net                       19,873           17,533
   Inventories (Note 3)                           48,926           36,694
   Prepaid Expenses and Miscellaneous              2,181            3,871
   Deferred Income Taxes (Note 5)                  1,278            1,255
                                                --------         --------
       Total Current Assets                       72,966           63,125
                                                --------         --------

Property and Equipment:
   Land and Land Improvements                      9,729            8,846
   Buildings and Leasehold Improvements           21,114           21,060
   Machinery, Equipment and Improvements          94,500           91,942
                                                --------         --------
                                                 125,343          121,848

   Less Accumulated Depreciation                 (72,415)         (67,210)
                                                --------         --------

       Net Property and Equipment                 52,928           54,638
                                                --------         --------

Other Assets                                       1,363            1,345
                                                --------         --------

         Total Assets                           $127,257         $119,108
                                                ========         ========



See accompanying notes to financial statements.

                               UNITED FOODS, INC.
                                 BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                      NOVEMBER 30,     FEBRUARY 28,
                                                         1997             1997
                                                      ------------     ------------
                                                       Unaudited
                                                      ------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts Payable                                      $ 25,722       $ 11,982
   Accruals                                                 8,462          5,305
   Income Taxes Payable  (Note 5)                              21            328
   Current Maturities of Long-term Debt                     4,563          4,772
                                                         --------       --------
         Total Current Liabilities                         38,768         22,387

Long-term Debt, Less Current Maturities (Note 7)           39,285         36,244

Deferred Income Taxes (Note 5)                              4,356          5,021
                                                         --------       --------

         Total Liabilities                                 82,409         63,652
                                                         --------       --------

Stockholders' Equity:
   Common Stock, Class A (Notes 6 and 8)                    5,116          5,116
   Common Stock, Class B, Convertible (Notes 6 and 8)       5,694          5,694
   Additional Paid-in Capital                               2,463          2,463
   Retained Earnings                                       41,742         42,183
                                                         --------       --------
                                                           55,015         55,456

   Less Cost of Treasury Stock (Notes 6 and 8)            (10,167)            --
                                                         --------       --------
         Total Stockholders' Equity                        44,848         55,456
                                                         --------       --------

         Total Liabilities and Stockholders' Equity      $127,257       $119,108
                                                         ========       ========




See accompanying notes to financial statements.

                               UNITED FOODS, INC.
                      STATEMENTS OF OPERATIONS (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                      FOR THE THREE MONTHS         FOR THE NINE MONTHS
                                                        ENDED NOVEMBER 30,           ENDED NOVEMBER 30,
                                                     ------------------------    -------------------------
                                                        1997         1996           1997          1996
                                                     ---------     ---------      ---------     ---------

Gross Sales and Services Less Discounts, Returns
  and Allowances                                      $51,407       $52,669       $140,949       $144,005

Costs of Sales and Services (Note 3)                   41,978        42,656        115,769        117,306
                                                      -------       -------       --------       --------

  Gross Profit                                          9,429        10,013         25,180         26,699

Selling, Administrative and General Expenses            8,180         8,180         23,078         23,151
                                                      -------       -------       --------       --------

  Operating Income                                      1,249         1,833          2,102          3,548
                                                      -------        ------       --------       --------

Interest Income (Expense) - Net                        (1,084)         (908)        (2,870)        (2,859)

Miscellaneous Income (Expense) - Net (Note 4)              11            --             52            437
                                                      -------       -------       --------       --------

    Total Other Income and (Expense)                   (1,073)         (908)        (2,818)        (2,422)
                                                      -------       -------       --------       --------

  Income (Loss) Before Taxes on Income (Benefit)          176           925           (716)         1,126

Taxes on Income (Benefit) (Note 5)                         68           355           (275)           432
                                                      -------       -------       --------       --------

  Net Income (Loss)                                   $   108       $   570       $   (441)      $    694
                                                      =======       =======       ========       ========

Common Share and Common Share Equivalents
  (Notes 6 and 8)                                       6,810        11,057          8,730         11,098
                                                      =======       =======       ========       ========

EARNINGS (LOSS) PER COMMON SHARE AND COMMON
    SHARE EQUIVALENT (NOTES 6 AND 8)                  $   .02       $   .05       $   (.05)      $    .06
                                                      =======       =======       ========       ========

Cash Dividends Per Common Share:
  Class A                                                $-0-          $-0-           $-0-           $-0-
  Class B                                                $-0-          $-0-           $-0-           $-0-





See accompanying notes to financial statements.

                               UNITED FOODS, INC.
                      STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                              FOR THE NINE
                                                        MONTHS ENDED NOVEMBER 30,
                                                        -------------------------
                                                           1997           1996
                                                         --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income (loss)                                     $  (441)        $   694
   Adjustments to reconcile net income to net cash
     provided by operations:
     Depreciation and amortization                         5,551           5,915
     Provision for losses on accounts receivable             132             122
     Gain on disposal of property and equipment              (50)            (55)
     Adjustments to property held for disposal                --            (212)
     Deferred income taxes                                  (688)           (584)
     Change in assets and liabilities:
       Accounts and notes receivable                      (2,594)         (3,940)
       Inventories                                       (12,232)         (8,661)
       Prepaid expenses and miscellaneous                  1,690           1,058
       Other assets                                          (18)            284
       Accounts payable and accruals                      16,865          14,132
       Income taxes                                         (307)            352
                                                         -------         -------
          Net cash provided by operations                  7,908           9,105
                                                         -------         -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                   (3,729)           (675)
   Proceeds from sale of property and equipment               92             552
                                                         -------         -------
     Net cash used by investing activities                (3,637)           (123)
                                                         -------         -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long-term borrowings                        608              --
   Payments of long-term debt                             (3,512)         (3,085)
   Revolving credit borrowings increase (decrease)         5,736          (5,691)
   Purchase of treasury stock                            (10,167)             --
                                                         -------         -------
     Net cash used by financing activities                (7,335)         (8,776)
                                                         -------         -------

NET INCREASE (DECREASE) IN CASH FOR THE PERIOD            (3,064)            206

CASH AND CASH EQUIVALENTS, beginning of period             3,772           1,029
                                                         -------         -------

CASH AND CASH EQUIVALENTS, end of period                 $   708         $ 1,235
                                                         =======         =======



See accompanying notes to financial statements

                               UNITED FOODS, INC.
                      STATEMENTS OF CASH FLOWS (UNAUDITED)
                                   (CONCLUDED)

                             (DOLLARS IN THOUSANDS)


                                                            FOR THE NINE
                                                      MONTHS ENDED NOVEMBER 30,
                                                      --------------------------
                                                        1997              1996
                                                      --------           -------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
   INFORMATION:
   Cash paid during the nine months for:
     Interest                                         $2,446             $3,100
     Income taxes                                       $744               $841

NON-CASH INVESTING AND FINANCING ACTIVITIES:
   Capital expenditures of $32, $0, $0
   and $160 are included in accounts payable at November 30, 1997, February 28,
   1997, November 30, 1996 and February 29,
   1996, respectively.




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

     In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly its financial position as of November 30, 1997 and its results of operations for the three and nine months ended November 30, 1997 and 1996 and cash flows for the nine months ended November 30, 1997 and 1996.

2. The results of operations for the nine months ended November 30, 1997 and 1996 are not necessarily indicative of the results to be expected for the fiscal year.

3.   Inventories are summarized as follows:

                                     NOVEMBER 30, 1997         FEBRUARY 28, 1997
                                     -----------------         -----------------
     Finished products                 $43,472,000                $30,807,000
     Raw materials                       2,369,000                  2,525,000
     Growing crops                       2,464,000                  2,111,000
     Merchandise and supplies              621,000                  1,251,000
                                       -----------                -----------

                                       $48,926,000                $36,694,000
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

     On May 19, 1997, the Company initiated a cash tender offer for up to one million shares of its Class A and Class B Common Stock at a price of $2.50 per share. On June 17, 1997, the Company amended the cash tender offer by extending the Expiration Date to July 3, 1997 and by increasing the number of shares it offered to purchase from 1,000,000 shares of its Class A and Class B Common Stock to up to 2,500,000 shares of its Class A Common Stock and up to 1,500,000 shares of its Class B Common Stock, each at a price of $2.50 per share. A total of approximately 2,641,299 shares of Class A Common Stock and 1,720,932 shares of Class B Common Stock were validly tendered and not withdrawn in response to the offer, as amended. The purchase of shares was prorated in accordance with the terms of the offer, as amended, for each class of common stock. The purchase, which totalled approximately $10,167,000, including expenses, was funded with borrowings from the Company's revolving credit facilities and available cash.

7. As of November 30, 1997, the Company had working capital of $34,198,000, which is less than the $35,000,000 minimum required by the debt covenants contained in its $3,000,000 revolving credit facility and term note payable which has a balance of $4,500,000. Management has received an oral commitment from the lender that a waiver of the working capital covenant will be provided for the fiscal quarter ended November 30, 1997. The loan agreements are in the process of being amended to reduce the minimum working capital requirements to $25,000,000 determined on the last day of each fiscal quarter.

8. Earnings per share of common stock and common stock equivalents have been computed based upon the weighted average number of shares outstanding during the three and nine months ended November 30, 1997 and November 30, 1996. As of February 28, 1997, holders of substantially all of the Company's common stock options had agreed not to exercise their options in exchange for an agreed upon amount of deferred compensation and, therefore, the assumed exercise of the common stock options is not included in the computation of common stock equivalents for the three months ended November 30, 1997.

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

     SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, and applies to entities with publicly-held common stock or potential common stock. The Company will adopt SFAS 128 in the financial statements issued for the year ending February 28, 1998. If the provisions of SFAS 128 had been applied to the three and nine months ended November 30, 1997, estimated Basic EPS and Diluted EPS would have been $.02 and $(.05), respectively.

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

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of cash are operations and external committed credit facilities. At November 30, 1997, the Company's revolving credit facilities totaled $21,000,000, all of which was available. The Company's sources of liquidity are expected to meet adequately requirements for the upcoming year and the foreseeable future; however, new financing alternatives are constantly evaluated to determine their practicality and availability in order to provide the Company with sufficient and timely funding at the least possible cost. The Company's $18,000,000 and $3,000,000 revolving credit facilities currently mature in fiscal 2001. One-year extensions of maturity dates of the revolving credit facilities are expected to be considered by the lenders annually. If annual extensions are not granted, the Company will then investigate revolving credit facilities with other lenders and believes it can replace any current revolving credit facility within its remaining 24-month term.

Operations provided net cash of $7,908,000 during the nine months ended November 30, 1997 and $9,105,000 during the same period of the prior year. Inventory increases used cash of $12,232,000 during the nine months ended November 30, 1997, compared with cash used of $8,661,000 during the same period of the prior year. The inventory increases result primarily from the Company's raw vegetable packs and deliveries of frozen finished product under the reciprocal supply agreements, further described under "Supply Agreements", which occur primarily during the Company's second and third fiscal quarters. The effect on operating cash flow of the inventory increases during the nine months ended November 30, 1997 and 1996 was mitigated by an increase in accounts payable that resulted primarily from the increase in inventories.

Investing activities used cash of $3,637,000 for the nine months ended November 30, 1997 compared with cash used of $123,000 during the same period of the prior year, primarily as the result of increased capital expenditures.

Financing activities used cash of $7,335,000 for the nine months ended November 30, 1997 compared with cash used of $8,776,000 during the same period of the prior year. On May 19, 1997, the Company initiated a cash tender offer for up to 1 million shares of its Class A and Class B Common Stock at a price of $2.50 per share. On June 17, 1997, the Company amended the cash tender offer by extending the Expiration Date to July 3, 1997 and by increasing the number of shares it offered to purchase from 1,000,000 shares of its Class A and Class B Common Stock to up to 2,500,000 shares of its Class A Common Stock and up to 1,500,000 shares of its Class B Common Stock, each at a price of $2.50 per share. A total of approximately 2,641,299 shares of Class A Common Stock and approximately 1,720,932 shares of Class B Common Stock were validly tendered and not withdrawn in response to the offer, as amended. The purchases of shares was prorated in accordance with the terms of the offer, as amended, for each class of common stock. The purchase, which totaled approximately $10,167,000, including expenses, was funded with borrowings from the Company's revolving credit facilities and available cash. Cash provided by operations was used to reduce borrowings under the Company's revolving credit agreements for the nine months ended November 30, 1996.

Working capital at November 30, 1997 was $34,198,000, and was $40,738,000 at February 28, 1997. The reduction results primarily from the decrease in cash from $3,772,000 at February 28, 1997 to $708,000 at November 30, 1997, primarily as the result of the stock purchase previously mentioned.

The Company's ratio of debt to equity increased to 1.84 to 1 at November 30, 1997 from 1.15 to 1 at February 28, 1997, primarily as the result of the stock purchase and the increase in accounts payable previously mentioned.

CAPITAL EXPENDITURES

Capital expenditures for fiscal 1998 are estimated to be approximately $4,500,000 which is approximately $3,000,000 less than depreciation expense projected for fiscal 1998. Capital expenditures are expected to be for additional storage capacity and normal replacement of older equipment with more efficient and energy saving equipment. These expenditures are expected to be funded from operations and the Company's revolving credit facilities.

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

The Company has historically been faced with very strong competition in the marketplace from large brand name competitors, private regional U. S. vegetable processors, and privately-owned Mexican vegetable processors. These competitive pressures, coupled with low overall growth, have led to weak market pricing. The Company anticipates that these conditions will continue.

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

This report may include certain forward-looking information that is based upon management's beliefs as well as upon assumptions made by and data currently available to management. This information, which has been, or in the future may be, included in reliance on the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, is subject to a number of risks and uncertainties, including but not limited to the factors discussed above. Actual results may differ materially from those anticipated in any such forward-looking statements. The Company disclaims any obligation to update any information contained herein.

SUPPLY AGREEMENTS

The Company has entered into two multi-year reciprocal supply agreements with other food processing companies. Through these agreements the Company procures frozen vegetables to meet certain production and inventory requirements. Also, the Company sells frozen vegetables and fresh mushrooms to the other food processors.

REVENUES

Net sales and service revenue decreased $1,262,000 (2.4%) and $3,056,000 (2.1%) for the three and nine month periods ended November 30, 1997, respectively, as compared with the same periods of the prior year. Sales volume increased .1% and
 .3% for the three and nine month periods, respectively. The average selling price per pound increased .5% for the quarter and decreased .2% for the nine months ended November 30, 1997, as compared with the same period of the prior year. Sales allowances increased $1,838,000 (19.9%) for the quarter and $3,631,000 (14.6%) for the nine months, as compared with the same period of the prior year. The increase in sales allowances for the quarter and year-to-date resulted primarily from increased promotional allowances resulting from competitive market conditions and the Company's efforts in obtaining additional distribution.

COST OF SALES AND SERVICES AND GROSS PROFIT

Gross profit decreased $584,000 (5.8%) and $1,519,000 (5.7%) for the three and nine month periods ended November 30, 1997, respectively, as compared with the same periods of the prior year. The gross margin decreased from 19.0% to 18.3% and from 18.5% to 17.9% for the quarter and nine months, respectively. The effect of higher promotional allowances, previously mentioned, on gross profit and on the gross margin was partially mitigated by lower unit production costs for the quarter and year-to-date periods. The gross profit method, at the estimated annual gross profit rate, is used to determine cost of goods sold in interim financial statements (See Note 3 - Notes to Financial Statements). Cost of sales and services decreased $678,000 (1.6%) for the quarter and decreased $1,537,000 (1.3%) for the nine months as compared with the same periods of the prior year, primarily as the result of the sales volume changes previously mentioned, offset by lower average unit production costs for the quarter and year-to-date periods.

SELLING, ADMINISTRATIVE AND GENERAL EXPENSES

Selling, general administrative expenses decreased $73,000 (.3%) for the nine months ended November 30, 1997, and were substantially unchanged for the quarter, as compared with the same periods of the prior year.

INTEREST EXPENSE

Interest expense - net increased $176,000 (19.4%) for the quarter and $11,000 (.4%) for the nine months as compared to the same periods of the prior year. The increase during the three months ended November 30, 1997 resulted primarily from higher average borrowings resulting from the stock purchase previously mentioned.

MISCELLANEOUS INCOME

Miscellaneous income in the amount of $437,000 for the nine months ended November 30, 1996 consisted of $212,000 to restore the carrying value of certain property held for disposal to its original cost, based on its fair market value. Further, miscellaneous income includes the recognition of a claim in the amount of $167,000 and net gains on the sale of plant, property and equipment.

TAXES ON INCOME

Taxes on income for the three and nine months ended November 30, 1997 and 1996 consisted of current and deferred taxes provided at the estimated effective federal and state tax rates expected to be recognized for the respective periods.

YEAR 2000 ISSUES

The Company has conducted a review of its computer systems to identify those which could be adversely affected by the "Year 2000" issue and is currently reprogramming those systems using existing internal resources. Management presently believes that these changes will be made in a timely manner and that the Year 2000 problem will not pose significant operational problems for the Company. Moreover, management does not expect the reprogramming costs will have a material effect on the Company's financial condition, liquidity, or results of operations. Additionally, it is presently management's understanding that the significant third parties with whom the Company deals will be Year 2000 compliant in a timely manner and, therefore, it is not anticipated that this issue will have an effect on the Company's operations or financial position.

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

SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, and applies to entities with publicly-held common stock or potential common stock. The Company will adopt SFAS 128 in the financial statements issued for the year ending February 28, 1998. If the provisions of SFAS 128 had been applied to the three and nine months ended November 30, 1997, estimated Basic EPS and Diluted EPS would have been $.02 and $(.05), respectively.

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

                           PART II - OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) - EXHIBITS

See Exhibit Table.

(b) - REPORTS ON FORM 8-K

There were no reports on Form 8-K filed during the three months ended November 30, 1997.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                            UNITED FOODS, INC.



Date:  January 14, 1998                  By /s/ Carl W. Gruenewald, II
       --------------------                 ----------------------------------
                                            Carl W. Gruenewald, II
                                            Senior Vice President,
                                            Chief Financial Officer & Treasurer

                               UNITED FOODS, INC.

                                 EXHIBITS TABLE

EXHIBIT                              EXHIBIT
NUMBER                             DESCRIPTION                              PAGE
-------   -----------------------------------------------------------       ----
[S]       [C]                                                               [C]
  11      Computation of earnings per share.                                 16
  27      Financial Data Schedule (For SEC use only).