Form 10-K405
period 1998-02-28
UNITED FOODS INC
filed 1998-05-28
CIK 728258

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  ------------

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE FISCAL YEAR ENDED FEBRUARY 28, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE TRANSITION PERIOD FROM __________ TO __________

                          COMMISSION FILE NUMBER 1-8574

                               UNITED FOODS, INC.
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                                    74-1264568
--------------------------------------  ----------------------------------------
       (STATE OF INCORPORATION)             (I.R.S. EMPLOYER IDENTIFICATION NO.)

 TEN PICTSWEET DRIVE, BELLS, TENNESSEE                        38006
-------------------------------------------  -----------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                    (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (901) 422-7600

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

       TITLE OF EACH CLASS             NAME OF EACH EXCHANGE ON WHICH REGISTERED
-----------------------------------    -----------------------------------------
    CLASS A COMMON STOCK AND                   AMERICAN STOCK EXCHANGE AND
      CLASS B COMMON STOCK                          PACIFIC EXCHANGE

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

         INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES X NO
                                              ---    ---

         INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO
ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [X]

         ON MAY 1, 1998, 2,616,139 SHARES OF CLASS A COMMON STOCK AND 4,193,790 SHARES OF CLASS B COMMON STOCK OF UNITED FOODS, INC. WERE OUTSTANDING AND THE AGGREGATE MARKET VALUE OF SUCH COMMON STOCK HELD BY NONAFFILIATES (BASED ON ITS CLOSING TRANSACTION PRICE ON SUCH DATE) WAS APPROXIMATELY $11,985,000, ASSUMING FOR PURPOSES OF THIS REPORT THAT ALL EXECUTIVE OFFICERS AND DIRECTORS OF THE REGISTRANT ARE AFFILIATES.

                                                          PARTS IN FORM 10-K WHERE DOCUMENTS ARE
         DOCUMENTS INCORPORATED BY REFERENCE                      INCORPORATED BY REFERENCE
----------------------------------------------------      --------------------------------------
PORTIONS OF REGISTRANT'S PROXY STATEMENT TO BE FILED                      PART III
   REGARDING THE JULY 11, 1998 ANNUAL MEETING OF
                    STOCKHOLDERS

                               UNITED FOODS, INC.
                             FORM 10-K ANNUAL REPORT
                                TABLE OF CONTENTS


PART I   .........................................................................................................3
         ITEM 1.  BUSINESS........................................................................................3
                  GENERAL  .......................................................................................3
                  PRODUCTS .......................................................................................3
                  MARKETING.......................................................................................3
                  TRADEMARKS......................................................................................4
                  OPERATIONS......................................................................................4
                  COMPETITION.....................................................................................5
                  EMPLOYEES.......................................................................................5
         ITEM 2.           PROPERTIES.............................................................................6
                  OPERATING PLANTS................................................................................6
         ITEM 3.           LEGAL PROCEEDINGS......................................................................6
         ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                           HOLDERS................................................................................6

PART II  .........................................................................................................7
         ITEM 5.           MARKET FOR THE REGISTRANT'S COMMON EQUITY
                           AND RELATED STOCKHOLDER MATTERS........................................................7
                  PRICE RANGE OF COMMON STOCK AND DIVIDENDS.......................................................7
                  APPROXIMATE NUMBER OF COMMON EQUITY
                  SECURITY HOLDERS................................................................................7
         ITEM 6.           SELECTED FINANCIAL DATA................................................................7
         ITEM 7.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                           FINANCIAL CONDITION AND RESULTS OF OPERATIONS..........................................8
                  FINANCIAL CONDITION.............................................................................9
                  RESULTS OF OPERATIONS..........................................................................11
         ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...........................................16
         ITEM 9.           CHANGES IN AND DISAGREEMENTS WITH
                           ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
                           DISCLOSURE............................................................................39

PART III ........................................................................................................39
         ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS......................................................39
         ITEM 11.          EXECUTIVE COMPENSATION................................................................39
         ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                           OWNERS AND MANAGEMENT.................................................................39
         ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED
                  TRANSACTIONS...................................................................................39

PART IV  ........................................................................................................40
         ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES
                           AND REPORTS ON FORM 8-K...............................................................40

SIGNATURES.......................................................................................................41

INDEX TO EXHIBITS................................................................................................42

                                     PART I

ITEM 1. BUSINESS

GENERAL

         United Foods, Inc. (the "Company") was incorporated under the laws of Texas on March 9, 1956 and became a Delaware Corporation on September 30, 1983. The Company is principally engaged in the growing, processing, marketing and distribution of food products.

PRODUCTS

         The Company's primary food products include frozen asparagus, black-eyed peas, broccoli, Brussels sprouts, carrots, cauliflower, corn, green beans, green peas, green peppers, lima beans, mushrooms, onions, okra, southern greens, spinach, squash, turnips, white acre peas, various vegetable mixes and blends, and fresh mushrooms.

MARKETING

         The Company's food products are primarily sold directly to large national grocery chains and through food brokers to numerous independent food stores located throughout the United States for resale in the retail market. These products are sold both under the Company's brand names and under buyers' labels, and to military commissaries in the United States and overseas under the Company's brand names. Such sales represented approximately 74% of the Company's revenue for the year ended February 28, 1998. The Company's principal brand name is "Pictsweet," which is used throughout the United States and in military commissaries overseas. Since such a large part of the Company's sales are made in the retail market and since a significant proportion of the retail grocery trade in the United States is concentrated in the hands of national grocery chains, a large part of the Company's revenue is derived from sales to these chains. The retail market has experienced a consolidation of participants in recent years, furthering a trend towards fewer and larger customers. The Company's five largest customers are the Defense Personnel Support Center, Food Lion, Inc., The Kroger Company, Publix Supermarkets, Inc. and the J. R. Simplot Company. Sales to these five customers represented approximately 36% of the Company's revenue for the year ended February 28, 1998, with sales to one particular customer representing approximately 13.5% of such revenue. Due to competition, the Company's mix of customers may change. The Company primarily conducts its business through purchase orders. Therefore, it is possible that the Company may lose one or more of its larger customers from time to time, and such loss could have a material adverse effect on revenue and results of operations.

         As a part of its marketing program, the Company may use sales allowances in certain instances. These sales allowances may include cash discounts for prompt payment, freight allowances, customer incentive programs, advertising allowances and other sales allowances based on competitive factors. The Company may also make additional expenditures in connection with the introduction of new products or the expansion of its market position.

         The Company accepts purchase orders and may invoice such purchases electronically. The Company also monitors the inventory levels of certain of its customers electronically and, based on the customer's stated expectations, automatically generates a purchase order on such customer's behalf and ships and invoices the appropriate food products. The Company believes that it and its significant customers will be Year 2000 compliant. However, if the Company or one or more significant third parties with whom the Company does business fail to become Year 2000 compliant in a timely manner, such failure may have a material adverse effect on the Company's results of operations.

         The Company also sells certain of its food products, directly and through food brokers, to institutions located throughout the United States, such as restaurants, schools, hospitals, hotels, and federal and state government agencies. Such sales represented approximately 15% of the Company's revenue for the year ended February 28, 1998.

         In addition, the Company sells certain of its food products directly to other food companies. Such sales represented approximately 10% of the Company's revenue for the year ended February 28, 1998.

         The Company's food brokers are compensated on a commission basis.

         The Company does not consider backlog at fiscal year end to be material to an understanding of its business.

         Sales are somewhat seasonal. Historically, sales have been lower during the Company's second quarter (summer months) when larger volumes of fresh food products are available.

         The Company operates a truck fleet which transports a substantial portion of the Company's products. Transportation services are also provided to customers other than the Company and accounted for less than 1% of the Company's revenue for the year ended February 28, 1998.

         Rental and miscellaneous income accounted for less than 1% of the Company's revenue for the year ended February 28, 1998.

TRADEMARKS

         Approximately 64% of the Company's revenues are derived from sales under the "Pictsweet" brand and other registered trademarks. These renewable trademarks expire over periods of up to 20 years.

OPERATIONS

         Agricultural products comprising approximately 27% of the Company's revenue volume are grown on Company operated farms. The Company farms approximately 7,200 acres of land in West Tennessee, substantially all of which is leased, and operates mushroom farms on the West Coast and in Utah. Procurement of the remaining requirements is generally either by contract with growers, from assemblers or from other food processing companies. Agricultural crops have seasonal features and availability is subject to unpredictable changes in growing conditions that are inherent in the agriculture industry. The Company bears part of the growing risks and all of the processing and marketing risks associated with its agricultural products. Weather abnormalities and other adverse growing conditions sometimes result in substantial reductions in the annual volumes processed in the Company's facilities. When this occurs, the Company may have to procure raw and processed products from alternative sources at higher than expected costs and the reduced volume of products grown and/or processed by the Company results in increased unit costs. When growing conditions result in yields that exceed expectations, the Company will generally pack only volumes required by anticipated demand or will sell excess inventory through alternative channels. Additionally, selling prices are impacted by industry-wide production and inventory levels. Bumper crops and resulting increased inventory levels will tend to decrease average selling prices, while crop shortages typically do not result in increased selling prices.

         The Company has entered into multi-year reciprocal supply agreements with other food processing companies. Prices for food products pursuant to these agreements are determined annually. Through these agreements, the Company procures food products to meet its production and inventory requirements. Quantities available pursuant to these agreements are generally limited as to individual food products and in the aggregate. Generally, the purchaser bears the risks associated with limited supplies under these agreements. Under these reciprocal supply agreements, the Company also sells food products produced at its Tennessee and California facilities to the other food processing companies.

         The time and duration of production seasons vary considerably according to the specific product. For example, the annual requirement for white acre peas is available only during a period of approximately two weeks, while broccoli is available for approximately ten months of each year and mushrooms are available year round. Thus, substantial inventories are required for long periods of time to support the consumer demand for certain items throughout the year.

         Working capital requirements follow inventory levels and the Company looks to its lenders to meet working capital requirements. Interest rates on the Company's working capital loans fluctuate with the prime rate and the Term Federal Funds rate.

COMPETITION

         The Company is faced with substantial competition in all aspects of its business. The food industry is highly competitive and competition has increased in recent years. The principal methods of competition in the food industry involve product branding, price and service. The Company has developed the "Pictsweet" brand into a national brand which enables it to differentiate its products on a basis other than price. Additionally, the Company has a broad-based distribution system for its products that gives it a competitive advantage in the area of customer service. The Company also offers electronic links with customers which may be used to transmit purchase orders and invoices and to monitor customers' inventory levels. Over the past several years, imports of food products have increased substantially and significant new production capacity has been put in place in the United States, Mexico and Canada. As a result, the industry's total production capacity is now substantially in excess of current requirements.

         The foregoing factors, coupled with low overall growth, leave led to weak market pricing. In an effort to address this intense competition, the Company intends to continue to invest in maintaining and expanding its distribution base and to make substantial expenditures to maintain and improve its plants, equipment and technological systems.

EMPLOYEES

         At February 28, 1998, the Company had approximately 2,080 employees, of whom approximately 1,955 were engaged in farming, manufacturing, distribution and service activities and 125 in sales and administration. Because of the seasonal nature of its production activities, the Company utilizes temporary employees. Peak employment during the year was approximately 2,330 employees of whom approximately 1,830 were full time employees and approximately 500 were temporary employees.

         One labor union has intermittently asserted bargaining rights at the Company's Ventura, California facility. Currently, there are no such negotiations underway.

ITEM 2.  PROPERTIES

OPERATING PLANTS

         The Company owns and is currently operating six facilities in California, Oregon, Tennessee and Utah. Although production varies with the seasons at certain of the facilities, all the facilities operate during a substantial part of the year. Set forth in the table below is a list of all facilities with certain information concerning each:

                  LOCATION                               SPACE DEVOTED TO              APPROXIMATE SQUARE FOOTAGE(1)
--------------------------------------------- ---------------------------------------- ------------------------------
Bells, Tennessee                              Processing Plant                                     212,000
                                              Cold Storage and Distribution Warehouse              239,000
Ogden, Utah                                   Processing Plant                                      68,000
                                              Cold Storage and Distribution Warehouse              150,000
Fillmore, Utah                                Mushroom farming, processing and
                                              distribution                                         284,000
Santa Maria, California                       Processing Plant                                     150,000
                                              Cold Storage Warehouse                                42,000
Ventura, California                           Mushroom farming, processing and
                                              distribution                                         279,000
Salem, Oregon                                 Mushroom farming, processing and
                                              distribution                                         348,000
West Tennessee                                Farming                                                7,200

------------

(1) Except for farm land in West Tennessee which is measured in acres.

         The Company believes the condition of its facilities, in the aggregate, are within industry standards. However, in response to competitive factors, the Company anticipates making substantial expenditures to maintain and improve its plants, equipment and technological systems.

         Substantially all land, buildings and equipment are pledged as collateral for outstanding debt (See Note 3 - Notes to the Financial Statements). Substantially all of the farm land is leased (See Note 7 -- Notes to the Financial Statement). The Company owns or leases the machinery and equipment located at all of its facilities. Although utilization of production capacity varies from facility to facility, overall utilization is approximately 75% for the Bells, Tennessee facility and near 100% for all other facilities.

ITEM 3.  LEGAL PROCEEDINGS

         No reportable items.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company did not submit any matters to a vote of security holders during the quarter ended February 28, 1998.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

PRICE RANGE OF COMMON STOCK AND DIVIDENDS

         The Class A and B Common Stocks of the Company are both traded on the American Stock Exchange and the Pacific Exchange. Ticker Symbols: UFD A and UFD B.

                                                  Class A                                  Class B
                                   --------------------------------------- -----------------------------------------
                                         Sale Price                              Sale Price
                                   -----------------------                 ------------------------
          Quarter Ended               High         Low      Dividend(1)       High         Low        Dividend(1)
---------------------------------- -----------  ---------- --------------- ------------ ----------- ----------------
May 31, 1996                       2 1/8        1 3/4           --         2 1/8        1 3/4             --
August 31, 1996                    2 1/4        1 5/8           --         2 1/4        1 3/4             --
November 30, 1996                  1 15/16      1 5/8           --         2            1 5/8             --
February 28, 1997                  1 7/8        1 1/2           --         1 7/8        1 1/2             --
May 31, 1997                       2 1/8        1 7/16          --         2 3/16       1 9/16            --
August 31, 1997                    2 15/16      2               --         2 15/16      2 1/8             --
November 30, 1997                  2 3/4        2 1/4           --         2 3/4        2 1/8             --
February 28, 1998                  4            2 3/8           --         3 13/16      2 3/8             --

----------

(1) Restrictive covenants in various loan agreements limit retained earnings available for payment of dividends to $3,299,000 at February 28, 1998 (See
     Note 3- Notes to Financial Statements).

APPROXIMATE NUMBER OF COMMON EQUITY SECURITY HOLDERS

                                                         Approximate Number of Record
                Title of Class                         Holders as of February 28, 1998
-------------------------------------------------    -------------------------------------
Class A Common Stock ............................                   2,000
Class B Common Stock ............................                   1,600

ITEM 6.  SELECTED FINANCIAL DATA

         The following selected financial data of the Company should be read in conjunction with the financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations, included elsewhere herein. The financial information has been derived from audited financial statements of the Company.

                                                        Year Ended February 28 or 29,
                                          ------------------------------------------------------------
                                            1998         1997         1996          1995         1994
                                          -------      -------      -------       -------      -------
                                                 (Thousands of Dollars, Except Per Share Data)
Operating Statement Data:
   Net sales and service revenues ..      195,087      195,820      191,714       190,256      175,796
   Operating income ................        4,842        4,672        2,914         6,984        3,286
   Net income (loss) ...............          460          922         (660)        2,402           90
Per Share Data:
   Basic and diluted earnings (loss)
      per common share(1) ..........          .06          .08         (.06)          .19          .01
   Cash dividends per common share:
      Class A ......................           --           --           --            --           --
      Class B ......................           --           --           --            --           --
Balance Sheet Data:
   Long-term debt ..................       42,168       36,244       46,650        30,076       27,148
   Total assets ....................      115,884      119,108      128,188       114,157      109,516

-------------

(1) Earnings per share of common stock and common stock equivalents have been computed using the average number of shares required to be recognized during the respective periods. Earnings per share are the same for basic and diluted computations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         This Annual Report on Form 10-K and other reports and statements issued on behalf of the Company may include forward-looking information in reliance on the safe harbor provided by the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to substantial risks and uncertainties including those discussed below, and actual results may differ materially from those contained in any such forward-looking statement. The Company undertakes no obligation to update or revise any such forward-looking statements to reflect subsequent events or circumstances.

         The Company's liquidity, capital resources and results of operations may be affected from time to time by a number of factors and risks, including, but not limited to: trends in the economy as a whole, which may affect consumer confidence and consumer demand for the types of food products sold by the Company; competitive pressures from processors and distributors of fresh, dry, frozen and canned food products which may affect the nature and viability of the Company's business strategy; competitive pressures from imported food products; unpredictable changes in growing conditions inherent in agriculture; other agricultural risks, including those associated with pesticides, herbicides and disease control and crop protection efforts; the Company's ability to maintain and expand the Company's distribution base; the Company's ability to maintain and improve its plants, equipment and technological systems; changes in the Company's customer base as the result of competition and/or consolidation of retail grocery chains; governmental regulation and taxation; availability and cost of labor employed; changes in industry capacity and production; the availability, costs and terms of financing, including the risk of rising interest rates; availability of trade credit and terms with vendors; the Company's use of financial leverage and the potential impact of such leverage on the Company's ability to execute its operating strategies; the ability to maintain gross profit margins; the seasonal nature of the Company's business and the ability of the Company to predict consumer demand as a whole, as well as demand for specific items; costs associated with the storage, shipping, handling and control of inventory;

potential adverse publicity for the food industry or certain of the Company's food products; and the ability of the Company and significant third parties with whom it does business to effect conversions to new technological systems, including becoming Year 2000 compliant.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary sources of cash are operations and external committed credit facilities. At February 28, 1998, the Company's revolving credit facilities totaled $21,000,000, of which $11,552,000 was available (See
Note 3- Notes to Financial Statements). The Company's sources of liquidity are expected to meet adequately requirements for the upcoming year and the foreseeable future; however, financing alternatives are constantly evaluated to determine their practicality and availability in order to provide the Company with sufficient capital resources at the least possible cost. The Company's $3,000,000 and $18,000,000 revolving credit facilities currently mature in fiscal 2001. One-year extensions of maturity dates of the revolving credit facilities will be considered by the lenders annually. If annual extensions are not granted, the Company will then investigate revolving credit facilities with other lenders and believes it can replace any current revolving credit facility within its remaining 24-month term.

         One of the Company's revolving credit facilities was reduced from $23,000,000 to $18,000,000 upon the closing of two term loans during the fourth quarter of fiscal 1997. In January 1997, the Company entered into a $6,000,000, ten-year term loan, which provides for principal and interest payments based on a fifteen-year amortization, with an 8.98% interest rate. This loan is secured by the Company's Ogden, Utah facility. In February 1997, the Company entered into an agreement to increase the term loan secured by its Bells, Tennessee facility to its original $15,000,000 amount. This loan has a 9.10% interest rate and a ten-year term with monthly principal and interest payments of $194,000 during the first year and $148,000 thereafter. The proceeds from these loans were used to reduce outstanding revolving credit borrowings.

         In March 1998, the Company entered into a $10,000,000 credit facility for the acquisition of certain material handling equipment, rolling stock, vehicles, trailers and composting equipment. The facility is evidenced by a master security agreement with separate loans under the agreement being made for equipment when acquired and with acquired equipment being secured under the terms of the agreement. The loans are amortized using estimated equipment lives and bear interest at 160 basis points over the applicable treasury yield. The Company expects to incur borrowings of approximately $10,000,000 under the agreement during fiscal 1999.

         Operating activities provided net cash of $5,917,000 in fiscal 1998, as compared with $12,839,000 provided in fiscal 1997. The decrease from 1997 to 1998 results primarily from decreased inventories during fiscal 1997 in the amount of $6,405,000. Operations provided net cash of $12,839,000 in fiscal 1997, as compared with $5,890,000 in fiscal 1996 primarily as the result of the inventory decrease during fiscal 1997, previously mentioned. Increases in accounts receivable during fiscal 1998 and 1997 result from increased sales during the month of February, as well as normal timing factors associated with cash receipts.

         Investing activities used cash of $4,454,000 in fiscal 1998, provided cash of $205,000 in 1997 and used cash of $12,006,000 in 1996. These changes resulted primarily from an increase in capital expenditures from $693,000 in 1997 to $4,546,000 in 1998. Capital expenditures used $12,064,000 during fiscal 1996. Proceeds from the sale of property and equipment totaled $92,000 in fiscal 1998, compared with $898,000 in 1997 and $58,000 in 1996.

         Financing activities used cash of $4,589,000 during fiscal 1998 as compared with cash used of $10,301,000 during the same period of the prior year. On May 19, 1997, the Company initiated a cash tender offer for up to 1,000,000 shares of its Class A and Class B Common Stock at a price of $2.50 per share. On June 17, 1997, the Company amended the cash tender offer by extending the expiration date to July 3, 1997 and by increasing the number of shares it offered to purchase from 1,000,000 shares of its Class A and Class B Common Stock to up to 2,500,000 shares of its Class A Common Stock and up to 1,500,000 shares of its Class B Common Stock, each at a price of $2.50 per share. A total of approximately 2,641,299 shares of Class A common Stock and approximately 1,720,932 shares of Class B Common Stock were validly tendered and not withdrawn in response to the offer, as amended. The purchases of shares were prorated in accordance with the terms of the offer, as amended, for each class of Common Stock. The purchase, which totaled approximately $10,168,000, including expenses, was funded with borrowings from the Company's revolving credit facilities and available cash. Cash provided by operations during fiscal 1997 and proceeds from two term loans that closed during the fourth quarter of fiscal 1997, previously mentioned, were used to reduce borrowings under the Company's revolving credit agreements.

         Working capital at February 28, 1998 amounted to $39,179,000, compared to working capital of $40,738,000 at February 28, 1997. The decrease in working capital in fiscal 1998 resulted primarily from a decrease in cash as a result of the stock purchase previously mentioned.

         The Company's ratio of debt to equity was 1.53 to 1 at February 28, 1998, an increase from 1.15 to 1 at February 28, 1997. The increase results primarily from the effect on long-term debt and equity that resulted from the stock purchase previously mentioned.

CAPITAL EXPENDITURES

         Capital expenditures, on an accrual basis, amounted to $4,774,000 in fiscal 1998 as compared with $533,000 and $19,914,000 in fiscal 1997 and 1996, respectively. Fiscal 1996 capital expenditures include the purchase of the previously leased Santa Maria, California facility, which was financed with $8,000,000 in mortgage notes (See Note 3-Notes to Financial Statements). Capital expenditures for fiscal 1999 are estimated to be approximately $16,600,000, which is approximately $8,500,000 more than depreciation expense projected for fiscal 1999. Capital expenditures anticipated in fiscal 1999 include outlays to be funded under the terms of the $10,000,000 credit facility, previously mentioned, as well as for improvements to its plants, equipment and technological systems.

YEAR 2000 ISSUE

         The Company has conducted a review of its computer systems to identify those which could be adversely affected by the "Year 2000" issue and is currently reprogramming those systems using existing internal resources. The Company believes that these changes will be made in a timely manner and that the Year 2000 problem will not pose significant operational problems for the Company. Additionally, the Company believes the significant third parties with whom the Company does business, including certain customers with whom the Company is linked electronically, will be Year 2000 compliant in a timely manner. The Company is addressing the Year 2000 issue primarily with existing internal resources and does not expect to incur significant out-of-pocket costs. However, if the Company or one or more significant third parties with whom the Company does business fail to become Year 2000 compliant in a timely manner, such failure may have a material adverse effect on the Company's results of operations.

IMPACT OF INFLATION

         Whether current selling prices will be maintained or future selling price increases will be sufficient to match any future cost increases is not determinable at the present time due to the highly competitive conditions which exist in the food industry.

RECENT ACCOUNTING PRONOUNCEMENTS

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

         SFAS 130 and SFAS 131 are effective for financial statements from periods beginning after December 15, 1997 and require comparative information for earlier years to be restated. Because of the recent issuance of these standards, management has been unable to evaluate fully the impact, if any, these standards may have on future financial statement disclosures. Results of operations and financial position, however, will be unaffected by implementation of these standards.

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

         The Company is faced with very strong competition in the marketplace from large brand name competitors, private regional U.S. growers and processors, and privately-owned Mexican and Canadian growers and processors. These competitive pressures, coupled with low overall growth, have led to weak market pricing, and a substantial increase in trade spending required for the Company to maintain its market position. These factors have adversely impacted earnings in certain prior periods and, as a result, certain discretionary repair and maintenance projects were deferred to later periods. The Company anticipates that these competitive conditions will continue.

         The Company believes in order to address the intense competition within its industry, it must improve its operational efficiency, lower its costs, improve its customer service and provide value-added services to its customers. Accordingly, the Company intends to continue to invest in maintaining and expanding its distribution base and to make substantial expenditures to maintain and improve its plants, equipment and technological systems. The Company believes these expenditures are necessary to keep its business competitive and will fund such spending during periods when earnings are available. As a result, the Company expects that its future earnings, if any, may be decreased from historical levels.

         In addition to general inflation and the growing, processing and marketing risks described above, the Company is facing the significant costs associated with governmental regulation, the loss of land and water available for agriculture in California and the increasing competition due to world wide facilitation of trade. As a result of these factors, the Company's earnings are subject to fluctuations and will continue to be so in the future.

         The effect on the Company's operations and its ability to withstand the costs of developing healthcare, OSHA, EPA, taxation and other governmental regulations is unknown.

SERVICE REVENUES

         Service revenues consist primarily of outside revenue from the Company's trucking operations, rental and miscellaneous income.

SUPPLY AGREEMENTS

         The Company has entered into multi-year reciprocal supply agreements with other food processing companies. Through these agreements the Company procures food products to meet production and inventory requirements. The Company also sells food products processed at its Tennessee and California facilities to the other food processing companies.

FISCAL 1998 COMPARED TO FISCAL 1997

NET SALES AND SERVICE REVENUES

         Net sales and service revenues decreased $733,000 or .4% for fiscal 1998 as compared with fiscal 1997 as follows:

                                                        YEAR ENDED FEBRUARY 28,
                                                   -------------------------------
                                                       1998               1997
                                                   ------------       ------------
Gross Sales Revenues:
         Food Products ......................      $231,430,000       $227,192,000
         Services ...........................         3,557,000          3,173,000
                                                   ------------       ------------
Total Gross Revenues ........................       234,987,000        230,365,000
Less Sales Allowances on Food Products ......       (39,900,000)       (34,545,000)
                                                   ------------       ------------
         Net Sales and Service Revenues .....      $195,087,000       $195,820,000
                                                   ============       ============

         Food product gross sales revenue increased $4,238,000 or 1.9% in fiscal 1998 as compared with fiscal 1997 and included sales volume increases of 3.0%. The average selling price of food products decreased 1.1%, primarily as the result of a five million pound (14.0%) increase in sales to other food processing companies in connection with the previously mentioned multi-year reciprocal supply agreements. The volume increase in sales to other food processing companies accounted for approximately one half of the Company's total sales volume increase. The average selling price of food products sales, excluding the effect of sales to other food processing companies, increased .3% from 1997 to 1998. Sales allowances increased $5,355,000 or 15.5% from the prior year primarily as the result of competitive market conditions and the Company's efforts in maintaining current and obtaining additional distribution.

COST OF SALES AND SERVICES

         Cost of sales and services decreased $485,000 or .3% in fiscal 1998 as compared with the previous year primarily as the result of the effect of improved production efficiencies in 1998, the effects of which were partially mitigated by the 3.0% volume increase. Gross profit decreased $248,000 or .7% in fiscal 1998 as compared with the previous year and the gross profit margin was 18.7% for both fiscal 1998 and 1997. The decrease in gross profit resulted primarily from the increased promotional allowances and decreased average selling prices previously mentioned, the effects of which were partially mitigated by favorable production efficiencies in fiscal 1998 as compared with fiscal 1997.

         Operating results for fiscal 1998 include a charge to operations of approximately $1,850,000 as compared with approximately $1,100,000 in fiscal 1997, as the result of a plant repair and maintenance program. It is expected that repair and maintenance expenditures under this program will continue to be significant during fiscal 1999.

SELLING, ADMINISTRATIVE AND GENERAL EXPENSES

         Selling, administrative and general expenses decreased $418,000 (1.3%) in fiscal 1998 as compared with the previous year, primarily as the result of a fiscal 1997 charge of approximately $829,000 resulting from the Company's adoption of a non-contributory, unqualified supplemental retirement plan for management employees. Storage expense increased $443,000 for fiscal 1998 as compared with fiscal 1997 primarily as the result of repairs to the Company's cold storage facilities. Other expenses increased $32,000 in fiscal 1998 as compared with fiscal 1997.

INTEREST EXPENSE

         Interest expense increased $270,000 (7.0%) in fiscal 1998 from fiscal 1997, primarily as the result of higher average borrowings resulting from the stock purchase previously mentioned.

MISCELLANEOUS INCOME

         Miscellaneous Income - Net was $53,000 in fiscal 1998 as compared with $707,000 for fiscal 1997. Fiscal 1997 includes $314,000 resulting from net gains realized on disposal of property, plant and equipment, and $212,000 to restore the carrying value of certain property held for disposal to original cost, based on its current fair market value. Further, miscellaneous income in fiscal 1997 includes the realization of a claim in the amount of $167,000 related to operations which were discontinued in 1992.

TAXES ON INCOME

         Taxes on income consist of current and deferred income taxes required to be recognized for each of fiscal 1998 and 1997.

FISCAL 1997 COMPARED TO FISCAL 1996

NET SALES AND SERVICE REVENUES

         Net sales and service revenues increased $4,106,000 or 2.1% for fiscal 1997 as compared with fiscal 1996 as follows:

                                              YEAR ENDED FEBRUARY 28 OR 29,
                                             -------------------------------
                                                 1997               1996
                                             ------------       ------------
Gross Sales Revenues:
         Food Products ................      $227,192,000       $221,991,000
         Services .....................         3,173,000          3,192,000
                                             ------------       ------------
Total Gross Revenues ..................       230,365,000        225,183,000
Less Sales Allowances on Food Products        (34,545,000)       (33,469,000)
                                             ------------       ------------
         Net Sales and Service Revenues      $195,820,000       $191,714,000
                                             ============       ============

         Food product gross sales revenue increased $5,201,000 or 2.3% in fiscal 1997 as compared with fiscal 1996 and included sales volume increases of 2.9%. The average selling price of food products decreased .6%, primarily as the result of an increase in sales to other food processing companies in connection with the previously mentioned multi-year reciprocal supply agreements in the amount of $2,492,000 (29%). The average selling price of food product sales, excluding the effect of sales to other food processing companies, increased .6% from 1996 to 1997. Sales allowances increased $1,076,000 or 3.2% from the prior year primarily as the result of the Company's change from deferring and amortizing product introduction and related costs to expensing such costs as incurred. This change was made in February 1997 due to the increasingly competitive nature of the industry which has resulted in the inability to reasonably estimate the period benefitted by these costs. The effect of this change was to decrease income before income taxes by approximately $897,000 (See Summary of Accounting Policies).

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

         Operating results for fiscal 1997 include a charge to operations of approximately $1,100,000, as compared with approximately $500,000 in fiscal 1996, as the result of a repair and maintenance program to restore the throughput of the Company's plants to their approximate original capacity. It is expected that repair and maintenance expenditures under this program will continue to be significant for some time.

SELLING, ADMINISTRATIVE AND GENERAL EXPENSES

         Selling, administrative and general expenses decreased $1,429,000 (4.3%), primarily as the result of decreased storage expenses of $512,000 (resulting from lower average inventories), decreased pension and incentive compensation of $530,000 and decreased brokerage and other direct selling expenses of $337,000. Additionally, administrative and general expense in fiscal 1997 includes a charge to income before income taxes of approximately $829,000 resulting from the Company's adoption in February 1997 of a non-contributory, unqualified supplemental retirement plan for management employees. The effect of adopting this plan was mitigated by the rationalization of general and administrative functions during fiscal 1997, which resulted in an overall decrease in administrative and general expenses of approximately $50,000 as compared with the prior year.

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

TAXES ON INCOME

         Taxes on income consist of current and deferred income taxes required to be recognized for each of fiscal 1997 and 1996.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Stockholders and
Board of Directors of
United Foods, Inc.

         We have audited the accompanying balance sheets of United Foods, Inc. as of February 28, 1998 and 1997, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended February 28, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of United Foods, Inc. at February 28, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended February 28, 1998, in conformity with generally accepted accounting principles.



                                                /s/ BDO Seidman, LLP

Memphis, TN
April 3, 1998

                               UNITED FOODS, INC.
                                 BALANCE SHEETS


                                                                          FEBRUARY 28,
                                                                -------------------------------
                                                                    1998               1997
                                                                ------------       ------------
                                ASSETS
CURRENT:
  Cash and cash equivalents ..............................      $    646,000       $  3,772,000
  Trade accounts receivable, less allowance of $285,000
    and $308,000 for possible losses (Notes 1 and 3) .....        19,263,000         17,533,000
  Inventories (Notes 2 and 3) ............................        37,344,000         36,694,000
  Prepaid expenses and miscellaneous .....................         3,935,000          3,871,000
  Deferred income taxes (Note 5) .........................         1,249,000          1,255,000
                                                                ------------       ------------

    TOTAL CURRENT ASSETS .................................        62,437,000         63,125,000
                                                                ------------       ------------

PROPERTY AND EQUIPMENT (Note 3):
  Land and land improvements .............................         9,968,000          8,846,000
  Buildings ..............................................        21,399,000         21,060,000
  Machinery and equipment ................................        94,870,000         91,942,000
                                                                ------------       ------------
                                                                 126,237,000        121,848,000
  Less accumulated depreciation and amortization .........       (74,151,000)       (67,210,000)
                                                                ------------       ------------

    NET PROPERTY AND EQUIPMENT ...........................        52,086,000         54,638,000
                                                                ------------       ------------

OTHER ASSETS .............................................         1,361,000          1,345,000
                                                                ------------       ------------
                                                                $115,884,000       $119,108,000
                                                                ============       ============



          See accompanying summary of accounting policies and notes to financial statements.

                               UNITED FOODS, INC.
                                 BALANCE SHEETS
                                   (CONCLUDED)


                                                                                FEBRUARY 28,
                                                                       ------------------------------
                                                                           1998              1997
                                                                       ------------      ------------
                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable ..............................................      $ 12,191,000      $ 11,982,000
  Accruals:
    Compensation and related taxes ..............................         2,889,000         2,656,000
    Pension contributions (Note 8) ..............................           965,000           726,000
    Income taxes (Note 5) .......................................            46,000           328,000
    Workers' compensation claims (Note 9) .......................           993,000           849,000
    Interest ....................................................           448,000           437,000
    Promotional allowances ......................................           905,000           384,000
    Miscellaneous ...............................................           394,000           253,000
  Current maturities of long-term debt (Notes 3 and 8) ..........         4,427,000         4,772,000
                                                                       ------------      ------------

      TOTAL CURRENT LIABILITIES .................................        23,258,000        22,387,000

LONG-TERM DEBT, less current maturities (Notes 3 and 8) .........        42,168,000        36,244,000

DEFERRED INCOME TAXES (Note 5) ..................................         4,710,000         5,021,000
                                                                       ------------      ------------

      TOTAL LIABILITIES .........................................        70,136,000        63,652,000
                                                                       ------------      ------------

COMMITMENTS AND CONTINGENCIES (Notes 7, 8 and 9)

STOCKHOLDERS' EQUITY (Note 4):
  Preferred stock, $1 par, shares authorized 10,000,000 .........                --                --
  Common stock, Class A, $1 par, shares authorized 12,000,000;
    outstanding 2,616,139 and 5,116,075 .........................         2,616,000         5,116,000
  Common stock, Class B, $1 par, shares authorized 6,000,000;
    outstanding 4,193,790 and 5,693,854 .........................         4,194,000         5,694,000
  Additional paid-in capital ....................................         3,993,000         2,463,000
  Retained earnings (Note 3) ....................................        34,945,000        42,183,000
                                                                       ------------      ------------

      TOTAL STOCKHOLDERS' EQUITY ................................        45,748,000        55,456,000
                                                                       ------------      ------------

                                                                       $115,884,000      $119,108,000
                                                                       ============      ============



          See accompanying summary of accounting policies and notes to financial statements.

                               UNITED FOODS, INC.
                            STATEMENTS OF OPERATIONS


                                                                        YEAR ENDED FEBRUARY 28 OR 29,
                                                             --------------------------------------------------
                                                                 1998               1997               1996
                                                             ------------       ------------       ------------
NET SALES AND SERVICE REVENUES ........................      $195,087,000       $195,820,000       $191,714,000
COST OF SALES AND SERVICES ............................       158,635,000        159,120,000        155,343,000
                                                             ------------       ------------       ------------

  Gross profit ........................................        36,452,000         36,700,000         36,371,000

SELLING, ADMINISTRATIVE AND GENERAL EXPENSES ..........        31,610,000         32,028,000         33,457,000
                                                             ------------       ------------       ------------

  Operating income ....................................         4,842,000          4,672,000          2,914,000
                                                             ------------       ------------       ------------

OTHER INCOME (EXPENSE):
  Interest expense ....................................        (4,141,000)        (3,871,000)        (3,976,000)
  Miscellaneous income (expense), net .................            53,000            707,000             28,000
                                                             ------------       ------------       ------------

    Total other income (expense), net .................        (4,088,000)        (3,164,000)        (3,948,000)
                                                             ------------       ------------       ------------

    Income (loss) before taxes on income (benefit) ....           754,000          1,508,000         (1,034,000)

TAXES ON INCOME (BENEFIT) (Note 5) ....................           294,000            586,000           (374,000)
                                                             ------------       ------------       ------------

NET INCOME (LOSS) .....................................      $    460,000       $    922,000       $   (660,000)
                                                             ============       ============       ============

BASIC AND DILUTED EARNINGS (LOSS) PER
  COMMON SHARE (Note 6) ...............................      $       0.06       $       0.08       $      (0.06)
                                                             ============       ============       ============


          See accompanying summary of accounting policies and notes to financial statements.

                               UNITED FOODS, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY


                                                     Common Stock -- Class A            COMMON STOCK -- CLASS B
                                                   ----------------------------       ----------------------------
                                                     SHARES            AMOUNT           SHARES           AMOUNT
                                                   ----------       -----------       ----------       -----------
Balance, February 28, 1995 ..................       7,647,932       $ 7,648,000        7,097,705       $ 7,098,000

Net loss for the year .......................              --                --               --                --
Exchange of Class B common stock for Class A
  common stock ..............................           1,525             2,000           (1,525)           (2,000)
Purchase of treasury stock (Note 4) .........              --                --               --                --
Exercise of options .........................              --                --               --                --
                                                   ----------       -----------       ----------       -----------

Balance, February 29, 1996 ..................       7,649,457         7,650,000        7,096,180         7,096,000

Net income for the year .....................              --                --               --                --
Exchange for Class B common stock for Class A
  common stock ..............................           6,000             6,000           (6,000)           (6,000)
Retirement of treasury stock (Note 4) .......      (2,539,382)       (2,540,000)      (1,396,326)       (1,396,000)
                                                   ----------       -----------       ----------       -----------

Balance, February 28, 1997 ..................       5,116,075         5,116,000        5,693,854         5,694,000

Net income for the year .....................              --                --               --                --
Exchange of Class B common stock for Class A
  common stock ..............................              64                --              (64)               --
Purchase of treasury stock (Note 4) .........              --                --               --                --
Retirement of, and adjustment in connection
  with, treasury stock (Note 4) .............      (2,500,000)       (2,500,000)      (1,500,000)       (1,500,000)
                                                   ----------       -----------       ----------       -----------

Balance, February 28, 1998 ..................       2,616,139       $ 2,616,000        4,193,790       $ 4,194,000
                                                   ==========       ===========       ==========       ===========


          See accompanying summary of accounting policies and notes to financial statements.

                                             TREASURY STOCK
                                      ----------------------------
  ADDITIONAL         RETAINED
PAID-IN CAPITAL      EARNINGS           SHARES           AMOUNT              TOTAL
-------------------------------------------------------------------------------------
$ 8,687,000       $ 41,921,000        2,953,139       $ (7,914,000)      $ 57,440,000

         --           (660,000)              --                 --           (660,000)

         --                 --               --                 --                 --

         --                 --        1,012,569         (2,284,000)        (2,284,000)

    (43,000)                --          (30,000)            81,000             38,000
-----------       ------------       ----------       ------------       ------------

  8,644,000         41,261,000        3,935,708        (10,117,000)        54,534,000

         --            922,000               --                 --            922,000

         --                  --              --                 --                 --

 (6,181,000)                --       (3,935,708)        10,117,000                 --
-----------       ------------       ----------       ------------       ------------

  2,463,000         42,183,000               --                 --         55,456,000

         --            460,000               --                 --            460,000

         --                 --               --                 --                 --

         --                 --        4,000,000        (10,168,000)       (10,168,000)

  1,530,000         (7,698,000)      (4,000,000)        10,168,000                 --
-----------       ------------       ----------       ------------       ------------

$ 3,993,000       $ 34,945,000               --       $         --       $ 45,748,000
===========       ============       ==========       ============       ============


          See accompanying summary of accounting policies and notes to financial statements.

                               UNITED FOODS, INC.
                            STATEMENTS OF CASH FLOWS


                                                                      YEAR ENDED FEBRUARY 28 OR 29,
                                                             ------------------------------------------------
                                                                 1998              1997              1996
                                                             -----------       -----------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) ...................................      $   460,000       $   922,000       $   (660,000)
  Adjustments to reconcile net income (loss) to net
    cash provided by operating activities:
    Depreciation ......................................        7,285,000         7,859,000          7,362,000
    Provision for losses on accounts receivable .......           81,000            60,000             43,000
    Gain on disposal of property and equipment ........          (51,000)         (314,000)           (34,000)
    Recovery of writedown on property held
      for disposal ....................................               --          (212,000)                --
    Deferred income taxes .............................         (305,000)         (626,000)          (943,000)
    Change in operating assets and liabilities:
      Accounts receivable .............................       (1,811,000)       (3,091,000)           783,000
      Inventories .....................................         (650,000)        6,405,000         (2,735,000)
      Prepaid expenses and miscellaneous ..............          (64,000)          721,000            469,000
      Other assets ....................................          (16,000)          508,000            716,000
      Income taxes payable ............................         (282,000)          122,000           (536,000)
      Accounts payable and accruals ...................        1,270,000           485,000          1,407,000
    Changes in net assets of discontinued operations ..               --                --             18,000
                                                             -----------       -----------       ------------

      Net cash provided from operating activities .....        5,917,000        12,839,000          5,890,000
                                                             -----------       -----------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures ................................       (4,546,000)         (693,000)       (12,064,000)
  Proceeds from sale of property and equipment ........           92,000           898,000             58,000
                                                             -----------       -----------       ------------

    Net cash provided (used) by investing activities ..      $(4,454,000)      $   205,000       $(12,006,000)
                                                             -----------       -----------       ------------


          See accompanying summary of accounting policies and notes to financial statements.

                               UNITED FOODS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (CONCLUDED)


                                                                              YEAR ENDED FEBRUARY 28 OR 29,
                                                                   -------------------------------------------------
                                                                       1998               1997              1996
                                                                   ------------       ------------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net (repayments) borrowings under line of credit
    agreements ..........................................          $  9,448,000       $(20,095,000)      $12,209,000
  Proceeds from long-term borrowings ....................               922,000         14,884,000         1,169,000
  Purchase of treasury stock ............................           (10,168,000)                --        (2,284,000)
  Reduction of long-term debt ...........................            (4,791,000)        (5,090,000)       (4,439,000)
  Exercise of stock options .............................                    --                 --            38,000
                                                                   ------------       ------------       -----------

    Net cash provided (used) by financing activities ....            (4,589,000)       (10,301,000)        6,693,000
                                                                   ------------       ------------       -----------

NET INCREASE (DECREASE) IN CASH FOR THE YEAR ............            (3,126,000)         2,743,000           577,000

CASH AND CASH EQUIVALENTS, beginning of year ............             3,772,000          1,029,000           452,000
                                                                   ------------       ------------       -----------

CASH AND CASH EQUIVALENTS, end of year ..................          $    646,000       $  3,772,000       $ 1,029,000
                                                                   ============       ============       ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
 Interest ...............................................          $  3,618,000       $  3,690,000       $ 3,452,000
 Income taxes ...........................................          $    854,000       $  1,084,000       $ 1,157,000

Non-cash investing and financing activities:
Capital expenditures of $228,000 and $160,000 are included in accounts payable at February 28, 1998 and at February 29, 1996, respectively.



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

         The Company currently operates six owned facilities in California, Oregon, Tennessee and Utah. Although production varies with the seasons at the three frozen vegetable plants, all the facilities operate during a substantial part of the year.

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

INVENTORY VALUATION

         Substantially all of the Company's inventories are valued at the lower of cost (first-in, first-out) or market. Market for finished goods is based on net realizable value; and for raw materials and growing crops, market is based on replacement cost.

                               UNITED FOODS, INC.
                         SUMMARY OF ACCOUNTING POLICIES
                                   (CONTINUED)



PROPERTY, EQUIPMENT, DEPRECIATION AND AMORTIZATION

         Property and equipment are stated at cost. Depreciation and amortization on property and equipment are computed principally on the straight-line method for financial reporting purposes over the following estimated useful lives:

                               Description                  Years
                  ----------------------------------     -----------
                  Land improvements ...............         10-40
                  Buildings .......................          5-60
                  Machinery and equipment .........          3-13

         For income tax purposes, depreciation on property and equipment is computed primarily on accelerated methods.

         The Company continually reviews property and equipment to determine that the carrying values have not been impaired.

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

EMPLOYEE BENEFIT PLANS

         The Company has a "401(k)" defined contribution pension plan for certain salaried and hourly employees. The Company funds pension costs as accrued. See Note 8 - Other Benefit Plans.

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

                               UNITED FOODS, INC.
                         SUMMARY OF ACCOUNTING POLICIES
                                   (CONTINUED)


STOCK OPTIONS

         Stock options were granted to certain key employees at the prevailing market price on the date of the grant. Proceeds from the sale of unissued common stock under these options were credited to common stock and additional paid-in capital at the time the options were exercised. If treasury stock was issued, the Company credited cost of treasury stock and charged additional paid-in capital for the excess of cost over the option price. The Company made no charge to earnings with respect to these options. See Note 8 - Other Benefit Plans.

EARNINGS PER SHARE

         Effective February 28, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). This statement simplifies the standards for computing earnings per share ("EPS") previously found in APB Opinion No. 15, "Earnings Per Share," as the presentation of "Primary" and "Fully-Diluted" EPS under APB 15 is replaced by "Basic" and "Diluted" EPS. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock are exercised or converted into common stock, or result in the issuance of common stock that then shares in the earnings of the Company.

         In accordance with the provisions of SFAS 128, earnings per share amounts for the years ended February 28, 1997 and February 29, 1996 have been recalculated to give effect to the application of this new standard.
The effect of this restatement had no material effect on either year.

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

         Also in June 1997, the Financial Accounting Standards Board issued SFAS 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), which supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise." SFAS 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS 131 defines operating segments as components of a company about which separate financial information is available that is evaluated by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

                               UNITED FOODS, INC.
                         SUMMARY OF ACCOUNTING POLICIES
                                   (CONCLUDED)



         SFAS 130 and SFAS 131 are effective for financial statements for periods beginning after December 15, 1997 and require comparative information for earlier years to be restated. Because of the recent issuance of these standards, management has been unable to evaluate fully the impact, if any, these standards may have on future financial statement disclosures. Results of operations and financial position, however, will be unaffected by the implementation of these standards.

RECLASSIFICATIONS

         Certain prior year amounts in the financial statements have been reclassified to conform to the 1998 presentation.

                               UNITED FOODS, INC.
                          NOTES TO FINANCIAL STATEMENTS



NOTE 1.  RECEIVABLES

         Activity in the allowance for possible losses is summarized as follows:

                                                  YEAR ENDED FEBRUARY 28 OR 29,
                                             ---------------------------------------
                                                1998           1997           1996
                                             ---------       --------       --------
Balance at beginning of year ..........      $ 308,000       $260,000       $235,000
Charged to expense ....................         81,000         60,000         43,000
Balances written off, net of recoveries       (104,000)       (12,000)       (18,000)
                                             ---------       --------       --------

Balance at end of year ................      $ 285,000       $308,000       $260,000
                                             =========       ========       ========

NOTE 2.  INVENTORIES

         Inventories are summarized as follows:

                                             FEBRUARY 28,
                                    ----------------------------
                                        1998             1997
                                    -----------      -----------
Finished products ............      $31,607,000      $30,807,000
Raw materials ................        2,303,000        2,525,000
Growing crops ................        2,644,000        2,111,000
Merchandise and supplies .....          790,000        1,251,000
                                    -----------      -----------

                                    $37,344,000      $36,694,000
                                    ===========      ===========

                               UNITED FOODS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)

NOTE 3.  LONG-TERM DEBT

         Long-term debt is summarized as follows:

                                                                                              FEBRUARY 28,
                                                                                    -------------------------------
                                                                                        1998                1997
                                                                                    -----------         -----------
9.10% term note, payable in monthly installments of $194,000 through
 March 1998, and $148,000 thereafter, including interest, through March
 2007, collateralized by certain real estate and equipment located in
 Bells, Tennessee (approximate carrying value of $27,100,000) ...................   $14,096,000         $15,000,000

9.25% term notes, payable in monthly installments of $82,000, including interest, through October 2010, collateralized by certain real estate and equipment located in California (approximate carrying value of
 $7,300,000) ....................................................................     7,357,000           7,649,000

$18 million revolving credit note payable to bank, collateralized by certain trade receivables and inventories (approximate carrying value of $45,400,000), due June 2000, with interest at the bank's prime rate
 (8.5% at February 28, 1998) ....................................................     6,448,000                  --

8.98% term note, payable in monthly installments of $61,000, including interest, through January 2007, collateralized by certain real estate and equipment located in Ogden, Utah (approximate carrying value of
 $1,900,000) ....................................................................     5,799,000           6,000,000

6.97% term note, payable in quarterly installments of $643,000, plus interest, through July 1999, collateralized by certain trade receivables, inventory, farms and equipment located in California,
 Oregon and Utah (approximate carrying value of $8,000,000) .....................     3,857,000           6,429,000

$3 million revolving credit note payable to bank, collateralized by certain trade receivables, inventory, farms and equipment located in
 California, Oregon and Utah (approximate carrying value of $7,400,000), due August 2000, with interest at 1.3% over the Term Federal Funds rate
 (7.01% at February 28, 1998) ...................................................     3,000,000                  --

6.48% term note, payable in quarterly installments of $179,000, plus interest, through October 1999, collateralized by certain real estate and equipment located in Tennessee (approximate carrying value of
 $1,300,000) ....................................................................       689,000           1,403,000

Deferred compensation agreements, with interest at prime (8.5% at
 February 28, 1998) (Note 8), and miscellaneous notes ...........................     5,349,000           4,535,000
                                                                                    -----------         -----------
Totals ..........................................................................    46,595,000          41,016,000
Less current maturities .........................................................    (4,427,000)         (4,772,000)
                                                                                    -----------         -----------

Long-term debt, less current maturities .........................................   $42,168,000         $36,244,000
                                                                                    ===========         ===========

                               UNITED FOODS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)

NOTE 3.  LONG-TERM DEBT (CONTINUED)

         Principal payments required to be made for each of the next five fiscal years and thereafter are summarized as follows:

             1999 ...................................    $ 4,427,000
             2000 ...................................      2,509,000
             2001 ...................................     10,781,000
             2002 ...................................      1,455,000
             2003 ...................................      1,584,000
             After 2003 .............................     25,839,000
                                                         -----------
             Total ..................................    $46,595,000
                                                         ===========

         The terms of various notes include certain negative covenants which provide for, among other things, restrictions relating to the maintenance of minimum levels of working capital and equity, payment of dividends and the incurrence of additional indebtedness. Under the most restrictive of these provisions, retained earnings of $31,646,000 is restricted at February 28, 1998.

         The Company entered into a $10 million master security agreement dated March 1998 with a financial institution whereby the Company may borrow amounts to purchase equipment for use in the Company's operations. Interest is payable monthly at per annum rates equal to U.S. Treasuries having maturities similar to the useful lives of the equipment purchased, plus 1.6%. Principal amounts due are amortized over the lives of the equipment purchased. As of March 31, 1998, the Company had borrowed approximately $642,000 to purchase equipment, with interest payable at various rates ranging from 7.3% to 7.35% per annum.

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

         In November 1995, the Company purchased 831,169 shares of Class A and 181,400 shares of Class B common stock at a cost of $2.25 per share, plus expenses of approximately $5,000. The Company funded the purchases of these shares from borrowings under a revolving credit facility.

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

                               UNITED FOODS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)

NOTE 4.  COMMON STOCK (CONTINUED)

         On May 19, 1997, the Company initiated a cash tender offer for up to one million shares of its Class A and Class B common stock at a price of $2.50 per share. On June 17, 1997, the Company amended the cash tender offer by extending the expiration date to July 3, 1997, and by increasing the number of shares it offered to purchase from one million shares of its Class A and Class B common stock to up to 2,500,000 shares of its Class A common stock and up to 1,500,000 shares of its Class B common stock, each at a price of $2.50 per share. A total of approximately 2,641,299 shares of Class A common stock and 1,720,932 shares of Class B common stock were validly tendered and not withdrawn in response to the offer, as amended. The purchase of shares was prorated in accordance with the terms of the offer, as amended, for each class of common stock. The purchase, which totaled approximately $10,168,000, including expenses, was funded with borrowings from the Company's revolving credit facilities and available cash.

         The Company had an incentive stock option plan for granting key employees options to purchase shares of the Company's Class A common stock which was terminated, effective with the expiration of all the options outstanding, in December 1997. Class A common shares which had been reserved for issuance of options and unexercised outstanding options were as follows:

                                                  NUMBER OF   OPTION PRICE
                                                   SHARES      PER SHARE
                                                  ---------   ------------
         Outstanding, February 28, 1995 ....       919,384       $1.25
         Exercised .........................       (30,000)       1.25
                                                  --------
         Outstanding, February 29, 1996 ....       889,384        1.25
         Cancelled .........................       (10,000)       1.25
                                                  --------
         Outstanding, February 28, 1997 ....       879,384        1.25
         Cancelled .........................      (879,384)       1.25
                                                  --------
         Outstanding, February 28, 1998 ....            --          --
                                                  ========

NOTE 5.  TAXES ON INCOME

         The components of income tax expense (benefit) are as follows:

                                          YEAR ENDED FEBRUARY 28 OR 29,
                                  -------------------------------------------
                                     1998             1997             1996
                                  ----------       ----------       ---------
Current:
  Federal ..................      $  475,000       $1,006,000       $ 498,000
  State ....................         124,000          206,000          71,000
                                  ----------       ----------       ---------
                                     599,000        1,212,000         569,000
                                  ----------       ----------       ---------
Deferred:
  Federal ..................        (273,000)        (502,000)       (868,000)
  State ....................         (32,000)        (124,000)        (75,000)
                                  ----------       ----------       ---------
                                    (305,000)        (626,000)       (943,000)
                                  ----------       ----------       ---------
Income tax expense (benefit)      $  294,000       $  586,000       $(374,000)
                                  ==========       ==========       =========

                               UNITED FOODS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)

NOTE 5. TAXES ON INCOME (CONTINUED)

         The components of the net deferred income tax assets and liabilities consist of the following:

                                                             FEBRUARY 28,
                                                     ------------------------------
                                                         1998               1997
                                                     -----------       ------------
Deferred tax assets:
  Jobs and other tax credit carryforwards .....      $ 2,804,000       $  3,399,000
  Inventory overhead adjustment ...............          380,000            466,000
  Accrued vacation ............................          472,000            458,000
  Deferred compensation .......................        2,029,000          1,699,000
  Other .......................................          676,000            661,000
                                                     -----------       ------------

Total deferred income tax assets ..............        6,361,000          6,683,000
                                                     -----------       ------------

Deferred income tax liabilities:
  Fixed asset basis difference ................       (9,707,000)       (10,334,000)
  Other .......................................         (115,000)          (115,000)
                                                     -----------       ------------

Total deferred income tax liabilities .........       (9,822,000)       (10,449,000)
                                                     -----------       ------------

Net deferred income tax liabilities ...........       (3,461,000)        (3,766,000)
Current deferred income tax asset .............        1,249,000          1,255,000
                                                     -----------       ------------

Net long-term deferred income tax liability ...      $(4,710,000)      $ (5,021,000)
                                                     ===========       ============

                               UNITED FOODS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)


NOTE 5.  TAXES ON INCOME (CONTINUED)

         The effective tax rate on income before taxes on income is different from the federal statutory tax rate. The following summary reconciles taxes at the federal statutory tax rate with the effective rate:

                                                            YEAR ENDED FEBRUARY 28 OR 29,
                                                            -----------------------------
                                                             1998       1997       1996
                                                            PERCENT    PERCENT    PERCENT
                                                            -------    -------    -------
Taxes on income at statutory rate .....................      34.0       34.0       34.0
Increase (reduction) resulting from:
  State income taxes, net of federal tax benefit ......       8.1        2.2        0.3
  Fuels and jobs tax credits ..........................      (5.8)      (3.3)       3.2
  Other items .........................................       2.7        5.9       (1.3)
                                                             ----       ----       ----

Taxes on income at effective rate .....................      39.0       38.8       36.2
                                                             ====       ====       ====

NOTE 6.  EARNINGS PER SHARE AND CAPITAL STOCK

         Earnings per share of common stock and common stock equivalents have been computed using 8,256,504 shares in 1998, 11,077,372 shares in 1997, and 11,470,173 shares in 1996, which represent the weighted average number of shares of Class A and Class B common stock required to be recognized during the respective periods. As of February 28, 1997, holders of substantially all of the Company's common stock options had agreed not to exercise their options in exchange for an agreed-upon amount of deferred compensation and, therefore, the assumed exercise of the common stock options is not included in the computation of common stock equivalents for 1998, but were included in computing the weighted average number of shares for 1997 due to the fact that the agreements to allow options to expire were not signed until late February 1997. The effect of shares issuable under the stock option plan was excluded for 1996 as the effect would be anti-dilutive.

         Earnings per share has been calculated using the following weighed average number of shares:

                                                                 1998           1997            1996
                                                              ---------      ----------      ----------
Weighted average number of common shares
  used for Basic EPS ...................................      8,256,504      10,809,929      11,470,173
Effect of dilutive stock options and warrants ..........             --         267,443              --
                                                              ---------      ----------      ----------

Weighted average number of common shares and
  dilutive potential common stock used in diluted EPS...      8,256,504      11,077,372      11,470,173
                                                              =========      ==========      ==========

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

         The future minimum lease payments required under operating leases that have initial or remaining noncancellable terms in excess of one year were as follows:

         YEAR ENDING FEBRUARY 28 OR 29,
         ------------------------------
         1999                                                 $ 2,381,000
         2000                                                   2,228,000
         2001                                                   2,162,000
         2002                                                   1,387,000
         2003                                                   1,043,000
         After 2003                                             2,066,000
                                                              -----------
         Total minimum lease payments                         $11,267,000
                                                              ===========

         Rent expense under operating leases amounted to $3,588,000, $3,552,000 and $4,066,000 for the years ended February 28, 1998, February 28, 1997 and February 29, 1996, respectively.

         Certain leases contain renewal options and some have purchase options, and generally provide that the Company shall pay for insurance, taxes and maintenance.

NOTE 8.  EMPLOYEE BENEFIT PLANS

PENSION PLANS

         The Company had a defined contribution pension plan for hourly non-clerical employees. Contributions to the plan were based upon hours worked during the plan year and participants could make voluntary contributions to the plan of up to 10% of their compensation (as defined). The Company paid all administrative expenses related to the plan. Cost of the plan charged to operations for fiscal 1998, 1997 and 1996 amounted to approximately $499,000, $463,000, and $492,000, respectively. This plan was terminated on February 28, 1998.

         The Company also provided a defined contribution pension plan for certain salaried employees. Company contributions to the plan were discretionary but could not exceed 15% of participants' compensation. Participants could make voluntary contributions up to 10% of their compensation (as defined) to the plan. Cost of the plan charged to operations for fiscal 1998 and 1997 amounted to approximately $74,000 and $94,000, respectively. No costs were charged to operations for fiscal 1996. This plan was terminated on February 28, 1998.

         On March 1, 1998, the Company established a defined contribution plan for certain salaried and hourly employees. The plan provides for a dollar for dollar match by the Company of participant contributions up to 3% of compensation (as defined) and for participants to make additional voluntary contributions to the plan of up to 22% of their compensation (as defined).

                               UNITED FOODS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)

NOTE 8. EMPLOYEE BENEFIT PLANS (CONTINUED)

INCENTIVE PLANS

         During fiscal 1996 and 1997 the Company had an incentive compensation plan, now terminated, which computed benefits in accordance with a formula which incorporated net after tax profits, return on average assets and return on equity. Costs of the plan charged to operations for fiscal 1997 and 1996 were approximately $241,000 and $126,000, respectively.

         The Company adopted incentive compensation plans in fiscal 1998 which cover approximately 33 key employees. Company benefits under the plans are discretionary. Costs of the plans charged to operations for fiscal 1998 were approximately $277,000. The Company has also adopted an incentive compensation plan for the Chairman of the Board which computes benefits in accordance with a formula which incorporates earnings before interest, taxes, depreciation and amortization. Cost of the plan charged to operations for fiscal 1998 was approximately $280,000.

         A portion of the benefits provided under these plans were credited to deferred compensation accounts which earn a guaranteed interest rate. Interest expense during fiscal 1998, 1997 and 1996 includes approximately $41,500, $36,000 and $36,000, respectively, related to these accounts.

OTHER BENEFIT PLANS

         The Company also has a deferred compensation plan which permits directors and certain management employees to defer portions of their compensation and earn a guaranteed interest rate on the deferred amounts. The salaries, which have been deferred since the inception of the plans, have been accrued and the primary expense, other than salaries, related to this plan is interest on the deferred amounts. Interest is calculated at 8.5%. Interest expense during fiscal 1998, 1997 and 1996 includes $178,000, $139,500 and $103,700, respectively, related to these plans.

         In February 1997, the Company adopted a non-contributory, unqualified supplemental retirement plan for management employees, whereby an amount specified by the board of directors is held in a deferred compensation account for each covered employee to be paid either in a lump sum or in approximate equal installments over ten years at the date of such employee's retirement from the Company. The board of directors specified that each management employee currently holding the Company's incentive stock options be offered the alternative of receiving deferred compensation under the plan in an amount equal to $1 for each unexercised stock option currently held. Any employee electing to so participate was required to agree not to exercise the related options through the option expiration date in December 1997. Employees holding 829,384 options elected to participate in this deferred compensation plan, resulting in a charge to operations of $829,384 in 1997. Interest is calculated at prime (8.5% at February 28, 1998). Interest expense during fiscal 1998 includes $74,000 related to this plan.

                               UNITED FOODS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)

NOTE 8.  EMPLOYEE BENEFIT PLANS (CONTINUED)

OTHER BENEFIT PLANS (CONTINUED)

         During fiscal 1995, the Company approved a non-contributory, unqualified supplemental retirement plan for eight officers whereby a calculated amount is held in a deferred salary account for each covered officer. The calculation provides an amount sufficient to adjust the officers' annual United Foods, Inc.-sourced after income tax earnings for 1993 and each year thereafter to the level it would have been using 1992 federal tax rates, assuming standard deductions and no other income. The deferred salary will be paid in approximate equal installments over ten years at the later of such officer's date of disability as defined, termination from the Company, or 65th birthday. The expense for this plan in fiscal 1998, 1997 and 1996 was $385,000, $330,000 and $378,400, respectively.

         The Company has included $5,349,000 and $4,435,000 in long-term debt at February 28, 1998 and 1997, respectively, to reflect its liability under these unfunded plans.

NOTE 9.  COMMITMENTS AND CONTINGENCIES

A.  SALES AND MAJOR CUSTOMER

         A large part of the Company's sales are made in the retail market and a significant proportion of the retail grocery trade in the United States is concentrated in the hands of national grocery chains. As such, a large part of the Company's revenue is derived from sales to these chains. Sales to one of the Company's customers totaled $26,374,000, $22,328,000 and $20,977,000, representing 13.5%, 11.4% and 10.9% of total Company revenues in 1998, 1997 and 1996, respectively. Competition results in changes in the Company's customer base over time and it is, therefore, possible that the Company may lose one or more of its largest customers over time and, as a result, operations could be materially impacted.

B.  PRODUCT PROCUREMENT AND AVAILABILITY

         Crops have seasonal features and availability is subject to unpredictable changes in growing conditions that are inherent in the agriculture industry. The Company bears part of the growing risks and all of the processing and marketing risks associated with its agricultural products. Weather abnormalities and other adverse growing conditions sometimes result in substantial reductions in the annual volumes processed in the Company's plants. When this occurs, the Company may have to procure raw and processed vegetables from alternative sources at higher than expected costs and the reduced volume of vegetables processed in the Company's plants results in increased unit costs. When growing conditions result in yields that exceed expectations, the Company will generally pack only volumes required by anticipated demand through the next pack season. Additionally, selling prices are impacted by industry-wide production and inventory levels. Bumper crops and resulting increased inventory levels tend to decrease average selling prices, while crop shortages typically do not result in increased selling prices.

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

D.  SUPPLY AGREEMENTS

         The Company has entered into multi-year reciprocal supply agreements with other food processing companies. Through these agreements the Company procures food products to meet its production and inventory requirements. Also, the Company sells food products processed at the Company's Tennessee and California facilities to the other food processing companies.

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

         Long-term debt - Current market values for debt instruments with fixed interest rates are estimated based on borrowing rates currently available to the Company for loans with similar terms. At February 28, 1998, the estimated fair value of debt instruments with fixed interest rates was approximately $32,606,000 as compared with the carrying value of such instruments of $31,798,000.

         The remaining assets and liabilities of the Company are not considered financial instruments and have not been valued differently than is customary under historical cost accounting.

                               UNITED FOODS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONCLUDED)

NOTE 11.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                          (THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)
                                                ----------------------------------------------------------------
                                                     1ST              2ND               3RD              4TH
                                                 -----------      -----------       -----------      -----------
       YEAR ENDED FEBRUARY 28, 1998:
Revenues ..................................      $46,963,000      $42,579,000       $51,407,000      $54,138,000
Gross profit ..............................        8,878,000        6,873,000         9,429,000       11,272,000
Income (loss) before taxes on income
  (benefit) (a) and (b) ...................          650,000       (1,542,000)          176,000        1,470,000
Net income (loss) .........................          400,000         (949,000)          108,000          901,000
Basic and diluted earnings (loss) per
  common share ............................              .04             (.11)              .02              .13

       YEAR ENDED FEBRUARY 28, 1997:
Revenues ..................................       48,708,000       42,628,000        52,669,000       51,815,000
Gross profit ..............................        8,867,000        7,819,000        10,013,000       10,001,000
Income from operations before taxes on
  income ..................................          159,000           42,000           925,000          382,000
Net income ................................           98,000           26,000           570,000          228,000
Basic and diluted earnings per common share              .01              .00               .05              .02

(a) As discussed in Note 8, the Company recorded a charge to operations of $829,000 ($507,000, or $.05 per share, effect on after-tax net income) in the fourth quarter of 1997 related to a new unqualified supplemental retirement plan.

(b) In addition, as discussed under "Product Introduction and Marketing Costs" in the Summary of Accounting Policies, the Company began expensing such costs as incurred in February 1997, the effect of which was to decrease after-tax net income for fiscal 1997 by $551,000, or $.05 per share.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

         The information under the captions "Election of Directors," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement to be filed in connection with the July 11, 1998 Annual Meeting of Stockholders is incorporated by reference herein.

ITEM 11. EXECUTIVE COMPENSATION

         The information under the caption "Compensation of Directors and Executive Officers" in the Company's Proxy Statement to be filed in connection with the July 11, 1998 Annual Meeting of Stockholders is incorporated by reference herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information under the caption "Security Ownership of Management and Certain Beneficial Owners" in the Company's Proxy Statement to be filed in connection with the July 11, 1998 Annual Meeting of Stockholders is incorporated by reference herein.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information under the caption "Certain Relationships and Related Transactions" in the Company's Proxy Statement to be filed in connection with the July 11, 1998 Annual Meeting of Stockholders is incorporated by reference herein.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

FINANCIAL STATEMENTS INCLUDED IN PART II OF THIS REPORT

         Report of Independent Certified Public Accountants.

         Balance Sheets at February 28, 1998 and February 28, 1997.

         Statements of Operations for the years ended February 28 or 29, 1998, 1997 and 1996.

         Statements of Stockholder's Equity for the years ended February 28 or 29, 1998, 1997 and 1996.

         Statements of Cash Flows for the years ended February 28 or 29, 1998, 1997 and 1996.

         Summary of Accounting Policies

         Notes to Financial Statements

FINANCIAL STATEMENT SCHEDULES INCLUDED IN PART IV OF THIS REPORT

         Schedules have not been filed because the conditions requiring the filing do not exist or the required information is given in the financial statements, including the notes thereto.

EXHIBITS INCLUDED IN PART IV OF THIS REPORT

         See "Index to Exhibits."

REPORTS ON FORM 8-K

         The Company did not file any reports on Form 8-K during the quarter ended February 28, 1998.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    UNITED FOODS, INC.

                                    /s/ United Foods, Inc.

May 9, 1998                         By: /s/ Carl W. Gruenewald, II
                                        -------------------------------------
                                        Carl W. Gruenewald, II
                                        Director, Senior Vice President,
                                        Chief Financial Officer and Treasurer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                           Title                                  Date
/s/ James I. Tankersley             Chairman of the Board                  May 9, 1998
---------------------------
James I. Tankersley

/s/ Daniel B. Tankersley            Vice Chairman of the Board             May 9, 1998
---------------------------         and Secretary
Daniel B. Tankersley

/s/ B. M. Ennis                     President                              May 9, 1998
---------------------------
B. M. Ennis

/s/ Joseph A. Geary                 Director                               May 9, 1998
---------------------------
Joseph A. Geary

/s/ Darla T. Darnall                Director                               May 9, 1998
---------------------------
Darla T. Darnall

/s/ Julia T. Wells                  Director                               May 9, 1998
---------------------------
Julia T. Wells

/s/ Kelle T. Northern               Director                               May 9, 1998
---------------------------
Kelle T. Northern

/s/ John S. Wilder                  Director                               May 9, 1998
---------------------------
John S. Wilder

/s/ James W. Tankersley             Director                               May 9, 1998
---------------------------
James W. Tankersley

/s/ Thomas A. Hopper, Jr.           Director                               May 9, 1998
---------------------------
Thomas A. Hopper, Jr.

                               UNITED FOODS, INC.

                                INDEX TO EXHIBITS

Exhibit                                Exhibit
Number                               Description
-------  -----------------------------------------------------------------------
3.1      Certificate of Incorporation of United Foods, Inc., as amended
         (restated electronically for SEC filing purposes only).

3.2      By-Laws of United Foods, Inc., as amended (restated electronically for
         SEC filing purposes only)

10.1     Revolving Credit Agreement between United Foods, Inc. and Cooperatieve
         Centrale Raiffeisen-Boerenleenbank B. A., "Rabobank Nederland,"dated
         August 20, 1992, Exhibit 10.2 to the Annual Report on Form 10-K of
         United Foods, Inc. filed for the fiscal year ended February 28, 1993, is incorporated by reference herein.

10.2     Term Loan Agreement between United Foods, Inc. and Cooperatieve
         Centrale Raiffeisen-Boerenleenbank B. A., "Rabobank Nederland,"dated
         August 20, 1992, Exhibit 10.3 to the Annual Report on Form 10-K of
         United Foods, Inc. filed for the fiscal year ended February 28, 1993, is incorporated by reference herein.

10.3     First Amendment, dated January 11, 1993, to each of that certain Term
         Loan Agreement and that certain Revolving Credit Agreement, each dated
         August 20, 1992 between United Foods, Inc. and Cooperatieve Centrale
         Raiffeisen-Boerenleenbank B. A., "Rabobank Nederland," Exhibit 10.5 to the Annual Report on Form 10-K of United Foods, Inc. filed for the fiscal year ended February 28, 1993, is incorporated by reference herein.

10.4     Second Amendment, dated October 4, 1993, to each of that certain Term
         Loan Agreement and that certain Revolving Credit Agreement, each dated
         August 20, 1992 between United Foods, Inc. and Cooperatieve Centrale
         Raiffeisen-Boerenleenbank B. A., "Rabobank Nederland, Exhibit 10.7 to the Annual Report on Form 10-K of United Foods, Inc. filed for the fiscal year ended February 28, 1994, is incorporated by reference herein.

10.5     Third Amendment, dated February 14, 1994, to each of that certain Term
         Loan Agreement and that certain Revolving Credit Agreement, each dated
         August 20, 1992 between United Foods, Inc. and Cooperatieve Centrale
         Raiffeisen-Boerenleenbank B. A., "Rabobank Nederland, Exhibit 10.8 to the Annual Report on Form 10-K of United Foods, Inc. filed for the fiscal year ended February 28, 1994, is incorporated by reference herein.

10.6     Fourth Amendment, dated August 19, 1994, to that certain Revolving
         Credit Agreement, between United Foods, Inc. and Cooperatieve Centrale
         Raiffeisen-Boerenleenbank B.A., "Rabobank Nederland,"dated August 20,
         1992, Exhibit 10.11 to the Annual Report on Form 10-K of United Foods,
         Inc. filed for the fiscal year ended February 28, 1995, is incorporated by reference herein.

10.7     Fifth Amendment, dated June 29, 1995, to that certain Revolving Credit
         Agreement, between United Foods, Inc. and Cooperatieve Centrale
         Raiffeisen-Boerenleenbank B.A., "Rabobank Nederland,"dated August 29,
         1992, Exhibit 10.16 to the Annual Report on Form 10-K of United Foods,
         Inc. filed for the fiscal year ended February 20, 1996, is incorporated by reference herein.

Exhibit                                Exhibit
Number                               Description
-------  -----------------------------------------------------------------------
10.8     Amendment, dated August 1, 1995, to each of that certain Term Loan
         Agreement and that certain Revolving Credit Agreement, each dated
         August 20, 1992 between United Foods, Inc. and Cooperatieve Centrale
         Raiffeisen-Boerenleenbank B. A., "Rabobank Nederland, Exhibit 10.17 to
         the Annual Report on Form 10-K of United Foods, Inc. filed for the fiscal year ended February 20, 1996, is incorporated by reference herein.

10.9     Sixth Amendment, dated October 31, 1996, to that certain Revolving
         Credit Agreement, between United Foods, Inc. and Cooperatieve Centrale
         Raiffeisen-Boerenleenbank B.A., "Rabobank Nederland,"dated August 20,
         1992, Exhibit 10.20 to the Annual Report on Form 10-K of United Foods,
         Inc. filed for the fiscal year ended February 28, 1997, is incorporated by reference herein.

10.10    Seventh Amendment, dated February 19, 1997, to each of that certain
         Term Loan Agreement and that certain Revolving Credit Agreement, each dated August 20, 1992 between United Foods, Inc. and Cooperatieve
         Centrale Raiffeisen-Boerenleenbank B.A., "Rabobank-Nederland,"Exhibit
         10.21 to the Annual Report on Form 10-K of United Foods, Inc. filed for the fiscal year ended February 28, 1997, is incorporated by reference herein.

10.11    Eighth Amendment, dated May 16, 1997, to each of that certain Term Loan
         Agreement and that certain Revolving Credit Agreement, each dated
         August 20, 1992 between United Foods, Inc. and Cooperatieve Centrale
         Raiffeisen - Boerenleenbank B.A., "Rabobank - Nederland,"Exhibit (b)
         (19) to the Schedule 13E-4/A-2 of United Foods, Inc. filed on June 18,
         1997, is incorporated by reference herein.

10.12    Ninth Amendment, dated June 17, 1997, to each of that certain Term Loan
         Agreement and that certain Revolving Credit Agreement, each dated
         August 20, 1992 between United Foods, Inc. and Cooperatieve Centrale
         Raiffeisen - Borenleenbank B.A., "Rabobank - Nederland,"Exhibit (b)
         (20) to the Schedule 13E-4/A-2 of United Foods, Inc. filed on June 18,
         1997, is incorporated by reference herein.

10.13    Tenth Amendment, dated August 4, 1997, to that certain Revolving Credit
         Agreement, dated August 20, 1992 between United Foods, Inc. and
         Cooperatieve Raiffeisen-Boerenleenbank B.A.,
         "Rabobank-Nederland,"Exhibit 10.1 to the Quarterly Report on Form 10-Q of United Foods, Inc., filed for the fiscal quarter ended August 31, 1997, is incorporated by reference herein.

10.14    Loan Agreement, Revolving Credit Note and Security Agreement between
         First American National Bank and United Foods, Inc., all dated April 7,
         1993, Exhibit 10.6 to the Annual Report on Form 10-K of United Foods,
         Inc. filed for the fiscal year ended February 28, 1993, is incorporated by reference herein.

10.15    First Amendment dated June 29, 1994, to that certain Revolving Loan
         Agreement between First American National Bank and United Foods, Inc., dated April 7, 1993, Exhibit 10.10 to the Annual Report on Form 10-K of
         United Foods, Inc. filed for the fiscal year ended February 28, 1995, is incorporated by reference herein.

10.16    Second Amendment dated June 1, 1995, to that certain Revolving Loan
         Agreement between First American National Bank and United Foods, Inc., dated April 7, 1993, Exhibit 10.12 to the Annual Report on Form 10-K of
         United Foods, Inc. filed for the fiscal year ended February 29, 1996, is incorporated by reference herein.

10.17    Modification dated June 21, 1995, to that certain Revolving Loan
         Agreement between First American National Bank and United Foods, Inc., dated April 7, 1993, Exhibit 10.13 to the Annual Report on Form 10-K of
         United Foods, Inc. filed for the fiscal year ended February 29, 1996, is incorporated by reference herein.

Exhibit                                Exhibit
Number                               Description
-------  -----------------------------------------------------------------------
10.18    Third Amendment dated September 1, 1995, to that certain Revolving Loan
         Agreement between First American National Bank and United Foods, Inc., dated April 7, 1993, Exhibit 10.14 to the Annual Report on Form 10-K of
         United Foods, Inc. filed for the fiscal year ended February 29, 1996, is incorporated by reference herein.

10.19    Modification dated December 31, 1995, to that certain Revolving Loan
         Agreement between First American National Bank and United Foods, Inc., dated April 7, 1993, Exhibit 10.15 to the Annual Report on Form 10-K of
         United Foods, Inc. filed for the fiscal year ended February 29, 1996, is incorporated by reference herein.

10.20    Fourth Amendment, dated February 7, 1997, to that certain Revolving
         Loan Agreement between First American National Bank and United Foods,
         Inc., dated April 7, 1993, Exhibit 10.19 to the Annual Report on Form
         10-K of United Foods, Inc. filed for the fiscal year ended February 28, 1997, is incorporated by reference herein.

10.21    Fifth Amendment, dated May 15, 1997, to that certain Revolving Loan
         Agreement between First American National Bank and United Foods, Inc.
         dated April 7, 1993, Exhibit (b) (8) to the Schedule 13E-4 of United
         Foods, Inc. filed on May 20, 1997, is incorporated by reference herein.

10.22    Sixth Amendment, dated June 17, 1997, to that certain Revolving Loan
         Agreement between First American National Bank and United Foods, Inc.
         dated April 7, 1993, Exhibit (b) (9) to the Schedule 13E-4/A-2 of
         United Foods, Inc. filed on June 18, 1997, is incorporated by reference herein.

10.23    Note Purchase Agreement between United Foods, Inc. and Northwest
         National Life Insurance Company, Northern Life Insurance Company, The
         North Atlantic Life Insurance Company, Washington Square Capital, Inc.,
         Commercial Union Life Insurance Company of America, Minnesota Mutual
         Life Insurance Company and Commercial Union Life Insurance Company of
         New York dated September 29, 1995, Exhibit 10.18 to the Annual Report on Form 10-K of United Foods, Inc. filed for the fiscal year ended
         February 29, 1996, is incorporated by reference herein.

10.24    Loan Agreement and Secured Promissory Note between United Foods, Inc.
         and Metropolitan Life Insurance Company all dated January 7, 1997,
         Exhibit 10.22 to the Annual Report on Form 10-K of United Foods, Inc.
         filed for the fiscal year ended February 28, 1997, is incorporated by reference herein.

10.25    Consolidation, Renewal, and Restatement of Deed of Trust and Security
         Agreement, and Consolidation, Renewal, and Restatement of Promissory
         Notes each between United Foods, Inc. and the Northwestern Mutual Life
         Insurance Company all dated January 30, 1997, Exhibit 10.23 to the
         Annual Report on Form 10-K of United Foods, Inc. filed for the fiscal year ended February 28, 1997, is incorporated by reference herein.

10.26*   United Foods, Inc. Second Management Retirement Plan dated February 26,
         1997, Exhibit 10.24 to the Annual Report on Form 10-K of United Foods,
         Inc. filed for the fiscal year ended February 28, 1997, is incorporated by reference herein.

10.27*   United Foods, Inc. Incentive Compensation Plan for the Chairman of the
         Board of Directors dated August 12, 1997, Appendix A to the Proxy
         Statement of United Foods, Inc., filed August 18, 1997, is incorporated by reference herein.

10.28 Eleventh Amendment and Waiver, dated February 1, 1998, to each of that certain Term Loan Agreement and that certain Revolving Credit
         Agreement, each dated August 20, 1992 between United Foods, Inc. and
         Cooperatieve Centrale Raiffeisen - Borenleenbank B.A., "Rabobank -
         Nederland."

Exhibit                                Exhibit
Number                               Description
-------  -----------------------------------------------------------------------
10.29    Master Security Agreement and related Covenant Rider between United
         Foods, Inc., the Pictsweet Frozen Foods division, and The CIT
         Group/Equipment Financing, Inc., dated March 18, 1998.

10.30    Master Security Agreement and related Covenant Rider between United
         Foods, Inc., the Pictsweet Mushroom Farms division, and The CIT
         Group/Equipment Financing, Inc., dated March 18, 1998.

27       Financial Data Schedule (for SEC use only).

*Compensatory Plan.