Form 10-Q
period 1998-05-31
UNITED FOODS INC
filed 1998-06-26
CIK 728258

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                  --------------------------------------------

                                    FORM 10-Q

                  --------------------------------------------
(Mark One)
   [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                               EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MAY 31, 1998
                                       OR
   [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM             TO
                                             -----------    -----------

                          COMMISSION FILE NUMBER 1-8574



                               UNITED FOODS, INC.
             (Exact name of registrant as specified in its charter)



               DELAWARE                                  74-1264568
       (State of Incorporation)             (I.R.S. Employer Identification No.)

    TEN PICTSWEET DRIVE, BELLS, TN                          38006
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

      On June 23, 1998, 2,616,139 shares of Class A Common Stock and 4,193,790 shares of Class B Common Stock of United Foods, Inc. were outstanding.


================================================================================

                                      INDEX

                                                                         PAGE
Part I:      Financial Information:

  Item 1:    Financial Statements:

                Balance Sheets                                             3-4

                Statements of Income                                         5

                Statements of Cash Flows                                   6-7

                Notes to Financial Statements                                8

  Item 2:    Management's Discussion and Analysis of
             Financial Condition and Results of Operations                9-11

Part II:     Other Information and Signatures                               12

                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS

                               UNITED FOODS, INC.
                                 BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                       MAY 31,   FEBRUARY 28,
                                                        1998        1998
                                                     ---------   -----------
                                                     Unaudited
ASSETS

Current Assets:
   Cash                                              $   3,172    $     646
   Accounts Receivable                                  15,359       19,263
   Inventories (Note 3)                                 35,271       37,344
   Prepaid Expenses and Miscellaneous                    3,490        3,935
   Deferred Income Taxes (Note 4)                        1,249        1,249
                                                     ---------    ---------
       Total Current Assets                             58,541       62,437
                                                     ---------    ---------

Property and Equipment:
   Land and Land Improvements                            9,968        9,968
   Buildings and Leasehold Improvements                 21,910       21,399
   Machinery, Equipment and Improvements                96,337       94,870
                                                     ---------    ---------
                                                       128,215      126,237

   Less Accumulated Depreciation                       (76,059)     (74,151)
                                                     ---------    ---------

       Net Property and Equipment                       52,156       52,086
                                                     ---------    ---------

Other Assets                                             1,199        1,361
                                                     ---------    ---------

         Total Assets                                $ 111,896    $ 115,884
                                                     =========    =========









See accompanying notes to financial statements.

                               UNITED FOODS, INC.
                                 BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                            MAY 31,   FEBRUARY 28,
                                                             1998        1998
                                                          ---------   -----------
                                                          Unaudited
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts Payable                                       $  15,017    $  12,191
   Accruals                                                   6,243        6,594
   Income Taxes Payable  (Note 4)                                61           46
   Current Maturities of Long-term Debt                       4,366        4,427
                                                          ---------    ---------
         Total Current Liabilities                           25,687       23,258

Long-term Debt, Less Current Maturities                      35,504       42,168

Deferred Income Taxes (Note 4)                                4,710        4,710
                                                          ---------    ---------

         Total Liabilities                                   65,901       70,136
                                                          ---------    ---------

Stockholders' Equity:
   Common Stock, Class A (Notes 5 and 6)                      2,616        2,616
   Common Stock, Class B, Convertible (Notes 5 and 6)         4,194        4,194
   Additional Paid-in Capital                                 3,993        3,993
   Retained Earnings                                         35,192       34,945
                                                          ---------    ---------


         Total Stockholders' Equity                          45,995       45,748
                                                          ---------    ---------

         Total Liabilities and Stockholders' Equity       $ 111,896    $ 115,884
                                                          =========    =========









See accompanying notes to financial statements.

                               UNITED FOODS, INC.
                        STATEMENTS OF INCOME (UNAUDITED)
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                              FOR THE THREE
                                                           MONTHS ENDED MAY 31,
                                                       ---------------------------
                                                           1998           1997
                                                       -----------    ------------
Net Sales and Services Less Discounts, Returns and
   and Allowances                                      $    49,934    $     46,963

Costs of Sales and Services (Note 3)                        40,545          38,085
                                                       -----------    ------------

   Gross Profit                                              9,389           8,878

Selling, Administrative and General Expenses                 8,101           7,408
                                                       -----------    ------------

   Operating Income                                          1,288           1,470
                                                       -----------    ------------

Interest Income (Expense) - Net                               (887)           (861)

Miscellaneous Income (Expense) - Net                            --              41
                                                       -----------    ------------

   Total Other Income and (Expense)                           (887)           (820)
                                                       -----------    ------------

   Income Before Taxes on Income                               401             650

Taxes on Income (Note 4)                                       154             250
                                                       -----------    ------------

   Net Income                                          $       247    $        400
                                                       ===========    ============

Weighted Average Common Shares                           6,809,929      10,809,929
                                                       ===========    ============

Basic and Diluted Earnings Per Common Share (Note 6)   $       .04    $        .04
                                                       ===========    ============

Cash Dividends Per Common Share:
   Class A                                                    $-0-            $-0-
   Class B                                                    $-0-            $-0-



See accompanying notes to financial statements.

                               UNITED FOODS, INC.
                      STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                           FOR THE THREE
                                                        MONTHS ENDED MAY 31,
                                                          1998       1997
                                                        --------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                           $    247    $   400
   Adjustments to reconcile net income to net cash
     provided by operations:
     Depreciation and amortization                         1,908      1,852
     Provision for losses on accounts receivable              47         43
     (Gain) on disposal of property and equipment             --        (41)
     Change in assets and liabilities:
       Accounts and notes receivable                       3,857      1,273
       Inventories                                         2,073       (939)
       Prepaid expenses and miscellaneous                    445      1,585
       Other assets                                          162         --
       Accounts payable and accruals                       2,607      2,992
       Income taxes                                           15        (38)
                                                        --------    -------
     Net cash provided by operations                      11,361      7,127
                                                        --------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                   (2,110)    (1,215)
   Proceeds from sale of other property and equipment         --         83
                                                        --------    -------
     Net cash used by investing activities                (2,110)    (1,132)
                                                        --------    -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long-term borrowings                        871        238
   Payments of long-term debt                             (7,596)    (1,130)
                                                        --------    -------
     Net cash used by financing activities                (6,725)      (892)
                                                        --------    -------

NET INCREASE IN CASH FOR THE PERIOD                        2,526      5,103

CASH AND CASH EQUIVALENTS, beginning of period               646      3,772
                                                        --------    -------

CASH AND CASH EQUIVALENTS, end of period                $  3,172    $ 8,875
                                                        ========    =======

See accompanying notes to financial statements.

                               UNITED FOODS, INC.
                      STATEMENTS OF CASH FLOWS (UNAUDITED)
                                   (CONCLUDED)

                             (DOLLARS IN THOUSANDS)

                                                                   FOR THE THREE
                                                                MONTHS ENDED MAY 31,
                                                                --------------------
                                                                   1998      1997
                                                                   ----      ----
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
   INFORMATION:
   Cash paid during the three months for:
     Interest                                                      $888      $871
     Income taxes                                                  $ 13      $142

NON-CASH INVESTING AND FINANCING ACTIVITIES:

   Capital expenditures of $96, $228, $14 and $0 are included in accounts payable at May 31, 1998, February 28, 1998,
   May 31, 1997 and February 28, 1997, respectively


















See accompanying notes to financial statements.

                               UNITED FOODS, INC.
                          NOTES TO FINANCIAL STATEMENTS

1. The interim financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended February 28, 1998. Significant accounting policies and other disclosures normally provided have been omitted since such items are disclosed therein.

     In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly its financial position as of May 31, 1998 and its results of operations and cash flows for the three months ended May 31, 1998 and 1997.

2. The results of operations for the three months ended May 31, 1998 and 1997 are not necessarily indicative of the results to be expected for the fiscal year.

3.   Inventories are summarized as follows:

                                            MAY 31, 1998   FEBRUARY 28, 1998
                                            ------------   -----------------
      Finished products                      $28,630,000      $31,607,000
      Raw materials                            2,143,000        2,303,000
      Growing crops                            3,438,000        2,644,000
      Merchandise and supplies                 1,060,000          790,000
                                             -----------      -----------

                                             $35,271,000      $37,344,000
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

6. Basic and diluted earnings per share of common stock have been computed based upon the weighted average number of shares outstanding during the three months ended May 31, 1998 and May 31, 1997.

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

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Quarterly Report on Form 10-Q and other reports and statements issued on behalf of the Company may include forward-looking information in reliance on the safe harbor provided by the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to substantial risks and uncertainties, including those discussed below, and actual results may differ materially from those contained in any such forward-looking statement. The review of factors pursuant to the Private Securities Litigation Reform Act of 1995 should not be construed as exhaustive. Further, the Company undertakes no obligation to update or revise any such forward-looking statements to reflect subsequent events or circumstances.

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

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of cash are operations and external committed credit facilities. At May 31, 1998, the Company's revolving credit facilities totaled $21,000,000, of which $18,000,000 was available. The Company's sources of liquidity are expected to meet adequately requirements for the upcoming year and the foreseeable future; however, new financing alternatives are constantly evaluated to determine their practicality and availability in order to provide the Company with sufficient and timely funding at the least possible cost. The $18,000,000 and $3,000,000 revolving credit facilities currently mature in fiscal 2001. One-year extensions of maturity dates of the revolving credit facilities will be considered by the lenders annually. If annual extensions are not granted, the Company will then investigate revolving credit facilities with other lenders and believes it can replace any current revolving credit facility within its remaining 24-month term.

In March 1998, the Company entered into a $10,000,000 credit facility for the acquisition of certain handling equipment, rolling stock, vehicles, trailers and composting equipment. The facility is evidenced by a master security agreement with separate loans under the agreement being made for equipment when acquired and with acquired equipment being secured under the terms of the agreement. The loans are amortized using respective estimated equipment lives and bear interest at 160 basis points over the applicable treasury yield. The Company expects to incur total borrowing of approximately $10,000,000 under the agreement during fiscal 1999 and had borrowed a total of $642,000 through May 31, 1998.

Operations provided net cash of $11,361,000 during the three months ended May 31, 1998 and $7,127,000 during the same period of the prior year. Changes in accounts receivable resulted in a cash increase of $3,857,000 during the quarter as compared with $1,273,000 during the same period of the prior year. The increase for the current year results primarily from strong sales during February 1998 that were subsequently collected during the first quarter of the current fiscal year. Changes in inventories resulted in a cash increase of $2,073,000 during the quarter as compared with using cash of $939,000 during the same period of the prior year. Adverse weather conditions during the first quarter of the current year resulted in less than expected packs; however, the pack shortfall is expected to be made up during the remainder of the current fiscal year.

Investing activities used cash of $2,110,000 for the three months ended May 31, 1998 compared with cash used of $1,132,000 during the same period of the prior year, primarily as the result of increased capital expenditures.

Financing activities used cash of $6,725,000 for the three months ended May 31, 1998 as compared with cash used of $892,000 during the same period of the prior year. Cash provided by operations was used to reduce borrowings under the Company's revolving credit agreements during the three months ended May 31, 1998.

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

Working capital at May 31, 1998 was $32,854,000, and was $39,179,000 at February 28, 1998. The decrease results primarily from changes in accounts receivable and inventories, previously mentioned.

The Company's ratio of debt to equity decreased to 1.43 to 1 at May 31, 1998 from 1.53 to 1 at February 28, 1998, primarily as a result of the decrease in revolving credit borrowings previously mentioned.

CAPITAL EXPENDITURES

Capital expenditures for fiscal 1999 are estimated to be approximately $16,600,000, which is approximately $8,500,000 more than depreciation expense projected for fiscal 1999. Capital expenditures anticipated for fiscal 1999 include outlays to be funded under the terms of the $10,000,000 credit facility, previously mentioned, as well as for improvements to the Company's plants, equipment and technological systems. These expenditures are expected to be funded from operations and the Company's revolving credit facilities. The Company's capital plan may change from time to time and the actual amount spent may vary materially from amounts anticipated herein.

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

In addition to general inflation and the growing, processing and marketing risks described above, the Company is facing the significant costs associated with governmental regulation, the loss of land and water available for agriculture in California and the increasing competition due to worldwide facilitation of trade. As a result of these factors, the Company's earnings are subject to fluctuations and will continue to be so in the future.

The effect on the Company's operations and its ability to withstand the costs of evolving healthcare, OSHA, EPA, taxation and other governmental regulations is unknown.

REVENUES

Net sales and service revenue increased $2,971,000 (6.3%); sales volume increased 2.1% and the average per pound selling price increased 5.8% for the quarter ended May 31, 1998, as compared with the same period of the prior year. Sales to other food processors decreased $1,081,000 (27.3%); excluding the effect of the decrease in sales to other food processors, sales volume and the average per pound selling price increased 9.6% and 1.1%, respectively, for the quarter ended May 31, 1998, as compared with the same prior year period. Sales allowances increased $1,155,000 (13.7%), primarily as a result of the 9.6% sales volume increase previously mentioned, as well as competitive market conditions and the Company's efforts in maintaining its market position.

COST OF SALES AND SERVICES

Gross profit increased $511,000 (5.8%) for the quarter ended May 31, 1998, as compared with the same period of the prior year and the gross margin decreased to 18.8% from 18.9%. The increase in gross profit results primarily from margin realized on additional sales volumes, previously mentioned. The gross profit method, at the estimated annual gross profit rate is used to determine frozen vegetable cost of goods sold in interim financial statements (See Note 3 - Notes to Financial Statements). Cost of sales and services increased $2,460,000 (6.5%) for the three months ended May 31, 1998, as compared with the same period of the prior year, primarily as the result of the sales volume increases previously mentioned.

SELLING, ADMINISTRATIVE AND GENERAL EXPENSES

Selling, general and administrative expenses increased $693,000 (9.4%) for the quarter compared with the same period of the prior year. Storage expense increased $444,000 (21.1%) for the quarter as compared with the same period of the prior year, primarily as the result of repairs to the Company's cold storage facilities. Other selling, general and administrative expenses increased $249,000 (4.7%), primarily as the result of label design costs.

INTEREST EXPENSE

Interest expense - net increased $26,000 (3.0%) for the quarter ended May 31, 1998, as compared with the prior year, primarily as the result of changes in average borrowings and cash and short term investments.

TAXES ON INCOME

Taxes on income for the three months ended May 31, 1998 and 1997 consist of current and deferred taxes provided at the estimated effective federal and state tax rates expected to be recognized for the respective periods. (See Note 4 - Notes to Financial Statements.)

                           PART II - OTHER INFORMATION


Item 6.    Exhibits and Reports on Form 8-K

                (a)    Exhibits

                       27  Financial Data Schedule (SEC Use Only)

                (b) Reports on Form 8-K - There were no reports on Form 8-K filed during the three months ended May 31, 1998.











                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                           UNITED FOODS, INC.



Date:  June 26, 1998                  By:  s/ Carl W. Gruenewald, II
       -------------                       -------------------------
                                           Carl W. Gruenewald, II
                                           Senior Vice President,
                                           Chief Financial Officer & Treasurer