Form 10-Q
period 1998-08-31
UNITED FOODS INC
filed 1998-09-30
CIK 728258

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                       -----------------------------------

                                    FORM 10-Q

                      ------------------------------------

 (Mark One)
   [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 1998
                                       OR
   [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM _______ TO _______

                         COMMISSION FILE NUMBER 1-08574



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

        Registrants telephone number, including area code: (901) 422-7600

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes    X   No
                                               ----     ----

      On September 30, 1998, 2,617,243 shares of Class A Common Stock and 4,192,686 shares of Class B Common Stock of United Foods, Inc. were outstanding.

================================================================================

                                      INDEX
                                      -----



                                                                           PAGE
     Part I:      Financial Information:

       Item 1:    Financial Statements:

                     Balance Sheets                                         2-3

                     Statements of Operations                                 4

                     Statements of Cash Flows                               5-6

                     Notes to Financial Statements                          7-8

       Item 2:    Management's Discussion and Analysis of
                  Financial Condition and Results of Operations            9-13

     Part II:     Other Information and Signatures

       Item 4:    Submission of Matters to a Vote of Security Holders        14

       Item 5:    Other Information                                          14

       Item 6:    Exhibits and Reports on Form 8-K                           14

     Signatures                                                              15


                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS

                               UNITED FOODS, INC.
                                 BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                     AUGUST 31,       FEBRUARY 28,
                                                        1998              1998
                                                    ------------      -----------
                                                     Unaudited
                                                    ------------
ASSETS

Current Assets:
   Cash                                             $       627       $       646
   Accounts Receivable                                   15,185            19,263
   Inventories (Note 3)                                  40,900            37,344
   Prepaid Expenses and Miscellaneous                     3,596             3,935
   Deferred Income Taxes (Note 4)                         1,249             1,249
                                                    -----------       -----------
       Total Current Assets                              61,557            62,437
                                                    -----------       -----------
Property and Equipment:
   Land and Land Improvements                             9,968             9,968
   Buildings and Leasehold Improvements                  23,044            21,399
   Machinery, Equipment and Improvements                 97,915            94,870
                                                    -----------       -----------
                                                        130,927           126,237

   Less Accumulated Depreciation                        (77,904)          (74,151)
                                                    -----------       -----------

       Net Property and Equipment                        53,023            52,086
                                                    -----------       -----------

Other Assets                                              1,513             1,361
                                                    -----------       -----------

         Total Assets                               $   116,093       $   115,884
                                                    ===========       ===========





See accompanying notes to financial statements.

                               UNITED FOODS, INC.
                                 BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                          AUGUST 31,     FEBRUARY 28,
                                                             1998           1998
                                                         -----------     ------------
                                                          Unaudited
                                                         -----------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts Payable                                        $ 15,083      $ 12,191
   Accruals                                                   7,424         6,594
   Income Taxes Payable (Note 4)                                109            46
   Current Maturities of Long-term Debt                       4,300         4,427
                                                           --------      --------
         Total Current Liabilities                           26,916        23,258

Long-term Debt, Less Current Maturities                      38,949        42,168

Deferred Income Taxes (Note 4)                                4,710         4,710
                                                           --------      --------

         Total Liabilities                                   70,575        70,136
                                                           --------      --------

Stockholders' Equity:
   Common Stock, Class A (Notes 5 and 6)                      2,616         2,616
   Common Stock, Class B, Convertible (Notes 5 and 6)         4,194         4,194
   Additional Paid-in Capital                                 3,993         3,993
   Retained Earnings                                         34,715        34,945
                                                           --------      --------

         Total Stockholders' Equity                          45,518        45,748
                                                           --------      --------

         Total Liabilities and Stockholders' Equity        $116,093      $115,884
                                                           ========      ========





See accompanying notes to financial statements.

                               UNITED FOODS, INC.
                      STATEMENTS OF OPERATIONS (UNAUDITED)
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                                                          FOR THE THREE MONTHS           FOR THE SIX MONTHS
                                                            ENDED AUGUST 31,              ENDED AUGUST 31,
                                                        -----------------------      ---------------------------
                                                          1998          1997           1998               1997
                                                        --------      --------       ---------          --------

 Gross Sales and Services Less Discounts, Returns
   and Allowances                                       $ 45,888      $ 42,579        $ 95,822          $ 89,542

 Costs of Sales and Services (Note 3)                     37,948        35,706          78,493            73,791
                                                        --------      --------        --------          --------

   Gross Profit                                            7,940         6,873          17,329            15,751

 Selling, Administrative and General Expenses              7,774         7,490          15,875            14,898
                                                        --------      --------        --------          --------

   Operating Income (Loss)                                   166          (617)          1,454               853
                                                        --------      --------        --------          --------

 Interest Income (Expense) - Net                            (945)         (925)         (1,832)           (1,786)

 Miscellaneous Income (Expense) - Net                          4            --               4                41
                                                        --------      --------        --------          --------

     Total Other Income and (Expense)                       (941)         (925)         (1,828)           (1,745)
                                                        --------      --------        --------          --------

   Loss Before Income Tax Benefit                           (775)       (1,542)           (374)             (892)

 Income Tax Benefit (Note 4)                                (298)         (593)           (144)             (343)
                                                        --------      --------        --------          --------

   Net Loss                                             $   (477)     $   (949)       $   (230)         $   (549)
                                                        ========      ========        ========          ========

 Weighted Average Common Shares
   (Notes 5 and 6)                                         6,810         8,549           6,810             9,679
                                                        ========      ========        ========          ========

 BASIC AND DILUTED LOSS PER COMMON SHARE
     (NOTES 5 AND 6)                                    $   (.07)     $   (.11)       $   (.03)         $   (.06)
                                                        ========      ========        ========          ========

 Cash Dividends Per Common Share:
   Class A                                              $    -0-      $    -0-        $    -0-          $    -0-
   Class B                                              $    -0-      $    -0-        $    -0-          $    -0-





See accompanying notes to financial statements.

                               UNITED FOODS, INC.
                      STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                                 FOR THE SIX
                                                            MONTHS ENDED AUGUST 31,
                                                            -----------------------
                                                             1998           1997
                                                           --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Loss                                                $   (230)      $   (549)
   Adjustments to reconcile net income to net cash
     provided by operations:
     Depreciation and amortization                            3,816          3,702
     Provision for losses on accounts receivable                 93             86
     Gain on disposal of property and equipment                  (4)           (41)
     Change in assets and liabilities:
       Accounts and notes receivable                          3,985          1,326
       Inventories                                           (3,556)       (16,036)
       Prepaid expenses and miscellaneous                       339            648
       Other assets                                            (152)           (63)
       Accounts payable and accruals                          3,922         15,331
       Income taxes                                              63           (323)
                                                           --------       --------
         Net cash provided by operations                      8,276          4,081
                                                           --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                      (5,187)        (2,716)
   Proceeds from sale of other property and equipment           238             83
                                                           --------       --------
     Net cash used by investing activities                   (4,949)        (2,633)
                                                           --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long-term borrowings                         1,348            420
   Payments of long-term debt                                (2,271)        (2,318)
   Revolving credit borrowings increase (decrease)           (2,423)         7,424
   Purchase of treasury stock                                  --          (10,129)
                                                           --------       --------
     Net cash used by financing activities                   (3,346)        (4,603)
                                                           --------       --------

NET DECREASE IN CASH FOR THE PERIOD                             (19)        (3,155)

CASH AND CASH EQUIVALENTS, beginning of period                  646          3,772
                                                           --------       --------

CASH AND CASH EQUIVALENTS, end of period                   $    627       $    617
                                                           ========       ========



See accompanying notes to financial statements.

                               UNITED FOODS, INC.
                      STATEMENTS OF CASH FLOWS (UNAUDITED)
                                   (CONCLUDED)

                             (DOLLARS IN THOUSANDS)



                                                            FOR THE SIX
                                                      MONTHS ENDED AUGUST 31,
                                                      -----------------------
                                                        1998          1997
                                                      ---------     -------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
   INFORMATION:
   Cash paid during the six months for:
     Interest                                          $  1,638     $  1,651
     Income taxes                                      $    294     $    723

NON-CASH INVESTING AND FINANCING ACTIVITIES:
   Capital expenditures of $28, $228, $104 and
   $0 are included in accounts payable at
   August 31, 1998, February 28, 1998, August 31,
   1997 and February 28, 1997, respectively.




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

     In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly its financial position as of August 31, 1998 and its results of operations for the three and six months ended August 31, 1998 and 1997, and its cash flows for the six months ended August 31, 1998 and 1997.

2. The results of operations for the three and six months ended August 31, 1998 and 1997 are not necessarily indicative of the results to be expected for the fiscal year.

3.   Inventories are summarized as follows:


                                          AUGUST 31, 1998        FEBRUARY 28, 1998
                                          ---------------        -----------------

     Finished products                      $ 34,388,000           $ 31,607,000
     Raw materials                             2,685,000              2,303,000
     Growing crops                             3,105,000              2,644,000
     Merchandise and supplies                    722,000                790,000
                                            ------------           ------------

                                            $ 40,900,000           $ 37,344,000
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

4. Taxes on income consist of the current and deferred taxes required to be recognized for the periods presented in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."

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

6. Basic and diluted earnings per share of common stock have been computed based upon the weighted average number of shares outstanding during the three and six months ended August 31, 1998 and August 31, 1997.

7. On September 16, 1998, the Company received an offer from its chairman and chief executive officer, James I. Tankersley, and his wife and children to acquire the shares of the Company's common stock that are not owned by Mr. Tankersley, his wife or his children for $3.00 per share.

     On receiving the proposal, the Board of Directors of the Company appointed two outside directors to a special committee. The Board designated the committee for the purpose of evaluating and making recommendations with respect to the proposal.

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

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Quarterly Report on Form 10-Q and other reports and statements issued on behalf of the Company may include forward-looking statements in reliance on the safe harbor provided by the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to substantial risks and uncertainties, including those discussed below, and actual results may differ materially from those contained in any such forward-looking statement. The review of factors pursuant to the Private Securities Litigation Reform Act of 1995 should not be construed as exhaustive. Further, the Company undertakes no obligation to update or revise any such forward-looking statements to reflect subsequent events or circumstances.

The Company's liquidity, capital resources and results of operations may be affected from time to time by a number of factors and risks, including, but not limited to: trends in the economy as a whole, which may affect consumer confidence and consumer demand for the types of food products sold by the Company; competitive pressures from domestic and foreign processors and distributors of fresh, dry, frozen and canned food products which may affect the nature and viability of the Company's business strategy; competitive pressures from imported food products; unpredictable changes in growing conditions inherent in agriculture; other agricultural risks, including those associated with pesticides, herbicides and disease control and crop protection efforts; the Company's ability to maintain and expand its distribution base; the Company's ability to maintain and improve its plants, equipment and technological systems; changes in the Company's customer base as the result of competition and/or consolidation of retail grocery chains; governmental regulation and taxation; availability and cost of labor employed; changes in industry capacity and production; the availability, costs and terms of financing, including the risk of rising interest rates; availability of trade credit and terms with vendors; the Company's use of financial leverage and the potential impact of such leverage on the Company's ability to execute its operating strategies; the ability to maintain gross profit margins; the seasonal nature of the Company's business and the ability of the Company to predict consumer demand as a whole, as well as demand for specific items; costs associated with the storage, shipping, handling and control of inventory; potential adverse publicity for the food industry or certain of the Company's food products; the ability of the Company and significant third parties with whom it does business to effect conversions to new technological systems, including becoming Year 2000 compliant; and the impact of the offer of James I. Tankersley and his wife and children referred to herein.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of cash are operations and external committed credit facilities. At August 31, 1998, the Company's revolving credit facilities totaled $21,000,000, of which $13,975,000 was available. The Company's sources of liquidity are expected to meet adequately the requirements for the upcoming year and the foreseeable future; however, new financing alternatives are constantly evaluated to determine their practicality and availability in order to provide the Company with sufficient and timely funding at the least possible cost. The $18,000,000 and $3,000,000 revolving credit facilities currently mature in fiscal 2002. One-year extensions of maturity dates of the revolving credit facilities will be considered by the lenders annually. If annual extensions are not granted, the Company will then investigate revolving credit facilities with other lenders and believes it can replace any current revolving credit facility within its remaining 24-month term.

In March 1998, the Company entered into a $10,000,000 credit facility for the acquisition of certain handling equipment, rolling stock, vehicles, trailers and composting equipment. The facility is evidenced by a master security agreement with separate loans under the agreement being made for equipment when acquired and with acquired equipment being secured under the terms of the agreement. The loans are amortized using respective estimated equipment lives and bear interest at 160 basis points over the applicable treasury yield. The Company expects to incur total borrowings of approximately $8,500,000 under the agreement during fiscal 1999 and had borrowed a total of approximately $900,000 through August 31, 1998.

Operations provided net cash of $8,276,000 during the six months ended August 31, 1998 and $4,081,000 during the same period of the prior year. Changes in accounts receivable resulted in a cash increase of $3,985,000 during the six months ended August 31, 1998 as compared with $1,326,000 during the same period of the prior year. The increase for the current year results primarily from strong sales during February 1998 that were subsequently collected during the first quarter of the current fiscal year. Changes in inventories resulted in a cash decrease of $3,556,000 during the six months ended August 31, 1998 as compared with a decrease of $16,036,000 during the same period of the prior year. The change results primarily from changes in the timing of product deliveries under the reciprocal supply agreements, as well as from the effect of adverse weather conditions during the six months ended August 31, 1998, which resulted in less than expected packs. However, the pack shortfall is expected to be made up during the remainder of the current fiscal year.

Changes in accounts payable and accruals result primarily from the changes in inventories previously mentioned.

Investing activities used cash of $4,949,000 for the six months ended August 31, 1998 compared with cash used of $2,633,000 during the same period of the prior year, primarily as the result of increased capital expenditures.

Financing activities used cash of $3,346,000 for the six months ended August 31, 1998 as compared with cash used of $4,603,000 during the same period of the prior year. Cash provided by operations was used to reduce borrowings under the Company's revolving credit agreements during the six months ended August 31, 1998.

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

On September 16, 1998, the Company received an offer from its chairman and chief executive officer, James I. Tankersley, and his wife and children to acquire the shares of the Company's common stock that are not owned by Mr. Tankersley, his wife or his children for $3.00 per share. On receiving the proposal, the Board of Directors of the Company appointed two outside directors to a special committee. The Board designated the committee for the purpose of evaluating and making recommendations with respect to the proposal and the committee has engaged counsel and a financial advisor to assist it in its review of the proposal. The Company will bear the costs of the committee and its advisors.

Working capital at August 31, 1998 was $34,641,000, and was $39,179,000 at February 28, 1998. The decrease results primarily from changes in accounts receivable, inventories and accounts payable, previously mentioned.

The Company's ratio of debt to equity was 1.55 to 1 at August 31, 1998 and 1.53 to 1 at February 28, 1998.

CAPITAL EXPENDITURES

Capital expenditures for fiscal 1999 are estimated to be approximately $17,000,000, which is approximately $9,500,000 more than depreciation expense projected for fiscal 1999. Capital expenditures anticipated for fiscal 1999 include the purchase of certain farm land, outlays to be funded under the terms of the $10,000,000 credit facility, previously mentioned, as well as for improvements to the Company's plants, equipment and technological systems. These expenditures are expected to be funded from operations and the Company's revolving credit facilities. The Company's capital plan may change from time to time and the actual amount spent may vary materially from amounts anticipated herein.

YEAR 2000 ISSUES

The Company has developed a comprehensive strategy for updating its systems for Year 2000 ("Y2K") compliance. The Company's information technology ("IT") systems include in-house developed software, as well as software purchased from outside parties. All software has been identified and assessed to determine the extent of renovations required in order to be Y2K compliant. Renovations to programs that utilize in-house developed computer code are nearly complete and the Company anticipates that the renovations will be fully completed and validated before the end of the Company's current fiscal year. Also, the Company believes vendor developed software will be made Y2K compliant before the end of the Company's current fiscal year through vendor-provided updates or replacement with other Y2K compliant hardware and software.

The Company has identified significant non-IT systems which may be impacted by the Y2K problem, including those relating to production, processing, storage and communication equipment and is in the process of determining through inquiries of equipment suppliers, as well as testing of such equipment, the extent of renovations required, if any. The Company believes assessment will be completed before the end of the Company's current fiscal year, and that renovation, validation and implementation will be completed early in the next fiscal year.

The Company has identified third parties with which it has a significant relationship that, in the event of a Y2K failure, could have a material impact on its financial position or operating results. The third parties include energy and utility suppliers, creditors, material and product suppliers, communication vendors, including value-added network ("VAN") vendors, and the Company's significant customers. These relationships, especially those associated with certain suppliers and customers, are material to the Company and a Y2K failure for one or more of these parties could result in a material adverse effect on the Company's operating results and financial position. The Company is making inquiries of these third parties to assess their Y2K readiness. The Company expects that this process will be on-going throughout the current and next fiscal year.

The Company expects that costs to address Y2K issues will total approximately $600,000, of which approximately $450,000 (approximately 30% of the current year MIS budget) will be spent in the current fiscal year, with the remainder being spent during the first two quarters of fiscal 2000. Costs include salary and fringe benefits for personnel, hardware and software costs, and consulting and travel expenses associated, directly or indirectly, with addressing Y2K issues. Y2K issues have received a high priority within the Company and, as a result, certain other IT projects have been delayed. While such non-Y2K projects are expected to enhance operational efficiencies and improve the quality of information available to management, the delay of such projects is not expected to have a material impact on the Company's operations.

Worst case Y2K scenarios could be as insignificant as a minor interruption in production or shipping resulting from unanticipated problems encountered in the IT systems of the Company or any of the significant third parties with whom the Company does business. The pervasiveness of the Y2K issue makes it likely that previously unidentified issues will require remediation during the normal course of business. In such a case, the Company anticipates that transactions could be processed manually while IT and other systems are repaired and that such interruptions would have a minor effect on the Company's operations. On the other hand, a worst case Y2K scenario could be as catastrophic as an extended loss of utility service resulting from interruptions at the point of power generation, long-line transmission, or local distribution to the Company's processing and storage facilities. Such an interruption could result in an inability to provide products to the Company's customers, as well as impairment of the Company's fresh and frozen inventories, resulting in a material adverse effect on the Company's operating results and financial position.

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

The Company believes that a recently imposed interim tariff, which expires in February 1999, on certain imported canned mushrooms has increased prices and profitability for this portion of the Company's product line; however, the Company does not know whether the interim tariff will be made permanent.

The Company believes that in order to address the intense competition within its industry, it must improve its operational efficiency, lower its costs, improve its customer service and provide value-added services to its customers. Accordingly, the Company intends to continue to invest in maintaining and expanding its distribution base and to make substantial expenditures to maintain and improve its plants, equipment and technological systems. The Company believes these expenditures are necessary to keep its business competitive and will fund such spending during periods when earnings are available. As a result, the Company expects that its future earnings, if any, may be decreased from historical levels.

In addition to general inflation and the growing, processing and marketing risks described above, the Company is facing significant costs associated with governmental regulation, the loss of land and water available for agriculture in California and the increasing competition due to worldwide facilitation of trade, notwithstanding the impact of the previously mentioned interim tariff on certain imported canned mushrooms. As a result of these factors, the Company's earnings are subject to fluctuations and will continue to be so in the future.

The effect on the Company's operations and its ability to withstand the costs of evolving healthcare, OSHA, EPA, taxation and other governmental regulations is unknown.

REVENUES

Net sales and service revenues increased $3,309,000 (7.8%) and $6,280,000 (7.0%) for the three and six month periods ended August 31, 1998, respectively, as compared with the same periods of the prior year. Sales volume increased 7.6% and 4.6 % and the average selling price per pound increased 1.3% and 3.7% for the three and six month periods ended August 31, 1998, respectively, as compared with the same periods of the prior year. The average selling price per pound was favorably impacted by increased prices for certain of the Company's food products, as well as by a favorable change in sales mix. Sales to other food processors decreased $97,000 (5.6%) and $1,178,000 (20.7%) for the three and six month periods ended August 31, 1998, respectively, as compared with the same periods of the prior year. Sales allowances increased $1,214,000 (13.4%) and $2,369,000 (13.5%) for the three and six month periods ended August 31, 1998, respectively, as compared with the same periods of the prior year. The increases result primarily from increased sales volume, previously mentioned, as well as competitive market conditions and the Company's efforts in maintaining its market share.

COST OF SALES AND SERVICES

Cost of sales and services increased $2,242,000 (6.3%) and $4,702,000 (6.4%) for the three and six month periods ended August 31, 1998, respectively, as compared with the same periods of the prior year. The changes result primarily from increased sales volumes, previously mentioned, and changes in sales mix. Gross profit increased $1,067,000 (15.5%) and $1,578,000 ( 10.0%) for the three and six month periods ended August 31, 1998, respectively, as compared with the same periods of the prior year. The increase results primarily from margin realized on additional sales volumes and improved sales prices, previously mentioned, as well as a favorable change in sales mix. The gross profit method, at the estimated annual gross profit rate, is used to determine frozen vegetable cost of goods sold in interim financial statements. (See Note 3 - Notes to Financial Statements.)

SELLING, ADMINISTRATIVE AND GENERAL EXPENSES

Selling, general and administrative expenses increased $284,000 (3.8%) and $977,000 (6.6%) for the three and six month periods ended August 31, 1998, as compared with the same periods of the prior year. Storage expense increased $80,000 (3.8%) and $524,000 (12.4%) for the quarter and year-to-date periods, as compared with the same periods of the prior year, primarily as the result of repairs to the Company's cold storage facilities. Other selling, general and administrative expenses increased $204,000 (3.8%) and $453,000 (4.1%), primarily as the result of increased general and administrative expenses.

INTEREST EXPENSE

Interest expense - net increased $20,000 (2.2%) and $46,000 (2.6%) for the three and six months ended August 31, 1998, as compared with the same periods of the prior year, primarily as the result of changes in average borrowings and cash and short term investments.

TAXES ON INCOME

Taxes on income for the three and six months ended August 31, 1998 and 1997 consist of current and deferred taxes provided at the estimated effective federal and state tax rates expected to be recognized for the respective periods. (See Note 4 Notes to Financial Statements.)

                           PART II - OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's Annual Meeting of Stockholders held on July 11, 1998, the following members were elected to the Board of Directors:


            --------------------------------------------------------------------
                                                            Votes        Votes
                                                             For       Withheld
            --------------------------------------------------------------------
            Class A Director    Joseph A. Geary            2,032,156    58,653
            Class B Director    B. M. Ennis                3,776,697    26,957
            Class B Director    Daniel B. Tankersley       3,777,752    25,902
            Class B Director    James I. Tankersley        3,777,752    25,902
            --------------------------------------------------------------------

The following proposals were approved at the Company's Annual Meeting:

                                               Votes       Votes       Votes
                                                For       Against    Abstained/
                                                                     Not Voted
---------------------------------------------------------------------------------
1.  Approve appointment of BDO Seidman,      3,978,990    31,787       1,958
    LLP as independent public accountants
    for the Company


ITEM 5.  OTHER INFORMATION

         NONE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) - EXHIBITS

See Exhibit Table.

(b) - REPORTS ON FORM 8-K

On September 17, 1998, the Company filed a report on Form 8-K, reporting under
Item 5 the fact that the Company had received an offer from its chairman, James
I. Tankersley, and his wife and children to acquire the shares of the Company's common stock that are not owned by Mr. Tankersley, his wife or his children for $3.00 per share.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                          UNITED FOODS, INC.



Date: September 30, 1998               By  /s/ Carl W. Gruenewald, II
      -----------------------            -----------------------------------
                                          Carl W. Gruenewald, II
                                          Senior Vice President,
                                          Chief Financial Officer & Treasurer

                               UNITED FOODS, INC.

                                 EXHIBITS TABLE



EXHIBIT                           EXHIBIT
NUMBER                          DESCRIPTION
         -----------------------------------------------------------------------
 10.1    Seventh Amendment, dated July 16, 1998, to that certain
         Revolving Loan Agreement between First American
         National Bank and United Foods, Inc. dated April 7, 1993.

 10.2 Twelfth Amendment, dated July 22, 1998, to each of that certain Term Loan Agreement and that certain Revolving
         Credit Agreement, each dated August 20, 1992 between
         United Foods, Inc. and Cooperatieve Centrale
         Raiffeisen - Boerenleenbank B. A., "Rabobank-Nederland."

 27      Financial Data Schedule (For SEC use only).
