Form 10-Q
period 1998-11-30
UNITED FOODS INC
filed 1999-01-13
CIK 728258

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   -------------------------------------------

                                    FORM 10-Q

                  --------------------------------------------

(Mark One)
  [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                               EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 1998
                                       OR
  [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO _______________

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

      On December 31, 1998, 2,617,243 shares of Class A Common Stock and 4,192,686 shares of Class B Common Stock of United Foods, Inc. were outstanding.

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

                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS

                               UNITED FOODS, INC.
                                 BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                  NOVEMBER 30,    FEBRUARY 28,
                                                      1998           1998
                                                  ------------    -----------
                                                   Unaudited
                                                  ------------
ASSETS

Current Assets:
   Cash                                            $     861       $     646
   Accounts Receivable                                21,121          19,263
   Inventories (Note 3)                               43,208          37,344
   Prepaid Expenses and Miscellaneous                  2,041           3,935
   Deferred Income Taxes (Note 4)                      1,249           1,249
                                                   ---------       ---------
       Total Current Assets                           68,480          62,437
                                                   ---------       ---------

Property and Equipment:
   Land and Land Improvements                         10,368           9,968
   Buildings and Leasehold Improvements               22,780          21,399
   Machinery, Equipment and Improvements              99,347          94,870
                                                   ---------       ---------
                                                     132,495         126,237

   Less Accumulated Depreciation                     (79,309)        (74,151)
                                                   ---------       ---------

       Net Property and Equipment                     53,186          52,086
                                                   ---------       ---------

Other Assets                                           2,056           1,361
                                                   ---------       ---------

         Total Assets                              $ 123,722       $ 115,884
                                                   =========       =========











See accompanying notes to financial statements.

                               UNITED FOODS, INC.
                                 BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                         NOVEMBER 30,    FEBRUARY 28,
                                                             1998            1998
                                                         ------------    -----------
                                                           Unaudited
                                                         ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts Payable                                        $  18,159       $ 12,191
   Accruals                                                   10,504          6,594
   Income Taxes Payable  (Note 4)                                (45)            46
   Current Maturities of Long-term Debt                        3,503          4,427
                                                           ---------       --------
         Total Current Liabilities                            32,121         23,258

Long-term Debt, Less Current Maturities                       40,712         42,168

Deferred Income Taxes (Note 4)                                 4,710          4,710
                                                           ---------       --------

         Total Liabilities                                    77,543         70,136
                                                           ---------       --------

Commitments and Contingencies

Stockholders' Equity (Note 7):
   Common Stock, Class A (Notes 5 and 6)                       2,616          2,616
   Common Stock, Class B, Convertible (Notes 5 and 6)          4,194          4,194
   Additional Paid-in Capital                                  3,993          3,993
   Retained Earnings                                          35,376         34,945
                                                           ---------       --------

         Total Stockholders' Equity                           46,179         45,748
                                                           ---------       --------


         Total Liabilities and Stockholders' Equity        $ 123,722       $115,884
                                                           =========       ========







See accompanying notes to financial statements.

                               UNITED FOODS, INC.
                      STATEMENTS OF OPERATIONS (UNAUDITED)
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                               FOR THE THREE MONTHS               FOR THE NINE MONTHS
                                                                ENDED NOVEMBER 30,                 ENDED NOVEMBER 30,
                                                          ----------------------------        ----------------------------
                                                              1998             1997               1998              1997
                                                          -----------      -----------        ----------        ----------
Gross Sales and Services Less Discounts, Returns
  and Allowances                                          $    55,525      $    51,407        $  151,347        $  140,949

Costs of Sales and Services (Note 3)                           44,680           41,978           123,173           115,769
                                                          -----------      -----------       -----------       -----------

  Gross Profit                                                 10,845            9,429            28,174            25,180

Selling, Administrative and General Expenses                    8,749            8,180            24,624            23,078
                                                          -----------      -----------       -----------       -----------

  Operating Income                                              2,096            1,249             3,550             2,102
                                                          -----------      -----------       -----------       -----------

Interest Income (Expense) - Net                                (1,023)          (1,084)           (2,855)           (2,870)

Miscellaneous Income (Expense) - Net                                1               11                 5                52
                                                          -----------      -----------       -----------       -----------

  Total Other Income and (Expense)                             (1,022)          (1,073)           (2,850)           (2,818)
                                                          -----------      -----------       -----------       -----------

Income (Loss) Before Income Tax Benefit                         1,074              176               700              (716)

Income Tax Expense (Benefit) (Note 4)                             413               68               269              (275)
                                                          -----------      -----------       -----------       -----------

  Net Income (Loss)                                       $       661      $       108       $       431        $     (441)
                                                          ===========      ===========       ===========        ==========

Weighted Average Common Shares Outstanding
  (Notes 5 and 6)                                               6,810            6,810             6,810             8,730
                                                          ===========      ===========       ===========       ===========

BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE
  (NOTES 5 AND 6)                                         $       .10      $       .02       $       .06       $      (.05)
                                                          ===========      ===========       ===========       ===========

Cash Dividends Per Common Share:
  Class A                                                     $-0-              $-0-            $-0-               $-0-
  Class B                                                     $-0-              $-0-            $-0-               $-0-













See accompanying notes to financial statements.

                               UNITED FOODS, INC.
                      STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                     FOR THE NINE
                                                               MONTHS ENDED NOVEMBER 30,
                                                               -------------------------
                                                                 1998            1997
                                                               -------         --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                           $   431         $   (441)
   Adjustments to reconcile net income (loss) to net cash
     provided by operations:
     Depreciation and amortization                               5,234            5,551
     Provision for losses on accounts receivable                   133              132
     Gain on disposal of property and equipment                    (15)             (50)
     Deferred income taxes                                          --             (688)
     Change in assets and liabilities:
       Accounts and notes receivable                            (1,991)          (2,594)
       Inventories                                              (5,864)         (12,232)
       Prepaid expenses and miscellaneous                        1,894            1,690
       Other assets                                               (695)             (18)
       Accounts payable and accruals                             9,938           16,865
       Income taxes                                                (91)            (307)
                                                               -------         --------
         Net cash provided by operations                         8,974            7,908
                                                               -------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                         (6,396)          (3,729)
   Proceeds from sale of other property and equipment               17               92
                                                               -------         --------
     Net cash used by investing activities                      (6,379)          (3,637)
                                                               -------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long-term borrowings                            1,487              608
   Payments of long-term debt                                   (3,409)          (3,512)
   Revolving credit borrowings increase (decrease)                (458)           5,736
   Purchase of treasury stock                                       --          (10,167)
                                                               -------         --------
     Net cash used by financing activities                      (2,380)          (7,335)
                                                               -------         --------

NET INCREASE (DECREASE) IN CASH FOR THE PERIOD                     215           (3,064)

CASH AND CASH EQUIVALENTS, beginning of period                     646            3,772
                                                               -------         --------

CASH AND CASH EQUIVALENTS, end of period                       $   861         $    708
                                                               =======         ========



See accompanying notes to financial statements.

                               UNITED FOODS, INC.
                      STATEMENTS OF CASH FLOWS (UNAUDITED)
                                   (CONCLUDED)

                             (DOLLARS IN THOUSANDS)

                                                                     FOR THE NINE
                                                               MONTHS ENDED NOVEMBER 30,
                                                               -------------------------
                                                                 1998            1997
                                                               -------         --------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
   INFORMATION:
   Cash paid during the nine months for:
     Interest                                                  $ 2,456         $  2,446
     Income taxes                                              $   301         $    744

NON-CASH INVESTING AND FINANCING ACTIVITIES:

   Capital expenditures of $168, $228, $32 and $0 are included in accounts payable at November 30, 1998, February 28, 1998, November 30, 1997 and
   February 28, 1997, respectively.










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

     In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly its financial position as of November 30, 1998 and its results of operations for the three and nine months ended November 30, 1998 and 1997, and its cash flows for the nine months ended November 30, 1998 and 1997.

2. The results of operations for the three and nine months ended November 30, 1998 and 1997 are not necessarily indicative of the results to be expected for the fiscal year.

3.   Inventories are summarized as follows:

                                         NOVEMBER 30, 1998       FEBRUARY 28, 1998
                                         -----------------       -----------------
     Finished products                    $     38,210,000        $    31,607,000
     Raw materials                               2,671,000              2,303,000
     Growing crops                               1,973,000              2,644,000
     Merchandise and supplies                      354,000                790,000
                                          ----------------        ---------------

                                          $     43,208,000        $    37,344,000
                                          ================        ===============

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

6. Basic and diluted earnings per share of common stock have been computed based upon the weighted average number of shares outstanding during the three and nine months ended November 30, 1998 and November 30, 1997.

7. On September 16, 1998, the Company received an offer from its chairman and chief executive officer, James I. Tankersley, and his wife and children (the "Tankersley Group") to acquire the shares of the Company's common stock that are not owned by the Tankersley Group for $3.00 per share.

     On receiving the proposal, the Board of Directors of the Company appointed two outside directors to a special transaction committee. The Board designated the committee for the purpose of evaluating and making recommendations with respect to the proposal. As of the date of this report the special transaction committee and the Tankersley Group are engaged in negotiations regarding the proposal.

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of certain significant factors which have affected the Company's financial condition and earnings as of and during the periods included in the accompanying balance sheets and statements of income.

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

The Company's liquidity, capital resources and results of operations may be affected from time to time by a number of factors and risks, including, but not limited to: trends in the economy as a whole, which may affect consumer confidence and consumer demand for the types of food products sold by the Company; competitive pressures from domestic and foreign processors and distributors of fresh, dry, frozen and canned food products which may affect the nature and viability of the Company's business strategy; competitive pressures from imported food products; unpredictable changes in growing conditions inherent in agriculture; other agricultural risks, including those associated with pesticides, herbicides and disease control and crop protection efforts; the Company's ability to maintain and expand its distribution base; the Company's ability to maintain and improve its plants, equipment and technological systems; changes in the Company's customer base as the result of competition and/or consolidation of retail grocery chains; risks associated with governmental regulation and taxation, including the existence or effects of tariffs; availability and cost of labor employed; changes in industry capacity and production; the availability, costs and terms of financing, including the risk of rising interest rates; availability of trade credit and terms with vendors; the Company's use of financial leverage and the potential impact of such leverage on the Company's ability to execute its operating strategies; the ability to maintain gross profit margins; the seasonal nature of the Company's business and the ability of the Company to predict consumer demand as a whole, as well as demand for specific items; costs associated with the storage, shipping, handling and control of inventory; potential adverse publicity for the food industry or certain of the Company's food products; the ability of the Company and significant third parties with whom it does business to effect conversions to new technological systems, including becoming Year 2000 compliant; and the impact of the offer of James I. Tankersley and his wife and children referred to herein.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of cash are operations and external committed credit facilities. At November 30, 1998, the Company's revolving credit facilities totaled $21,000,000, of which $12,010,000 was available. The Company's sources of liquidity are expected to meet adequately the requirements for the upcoming year and the foreseeable future; however, new financing alternatives are constantly evaluated to determine their practicality and availability in order to provide the Company with sufficient and timely funding at the least possible cost. The Company's $18,000,000 revolving credit facility currently matures in fiscal 2002. The Company's $3,000,000 revolving credit facility was canceled upon the closing of a term loan during December 1998. One-year extensions of maturity dates of the $18,000,000 revolving credit facility will be considered by the lender annually. If annual extensions are not granted, the Company will then investigate revolving credit facilities with other lenders and believes it can replace any current revolving credit facility within its remaining 24-month term.

The Company closed on two term loans during December 1998. One term loan in the amount of $15,000,000 has a ten year term, provides for monthly principal and interest payments based on a twelve year amortization, with an interest rate of 6.8% per annum and is secured by the Company's mushroom farms located in California, Utah and Oregon. The other term loan in the amount of $10,000,000 has a ten year term, provides for monthly principal and interest payments based on a fifteen year amortization, with an interest rate of 6.8% per annum and is secured by the Company's Santa Maria, California vegetable processing facility. The proceeds of the loans were used to repay the balances outstanding under existing mortgages on these properties totaling approximately $9 million, to repay the outstanding balance of $3 million on the Company's $3 million revolving credit note, and to fully repay the outstanding balance of other revolving credit borrowings.

In March 1998, the Company entered into a $10 million credit facility to support the acquisition of trucks, tractors and similar equipment. The facility is evidenced by a master security agreement providing for a series of separate loans. Each loan will be secured by specific equipment and will be amortized over 3 to 7 years, depending on the type of equipment. Interest will be 160 basis points over the yield for treasuries with a maturity equal to the amortization period of the equipment being financed.

Operations provided net cash of $8,974,000 during the nine months ended November 30, 1998 and $7,908,000 during the same period of the prior year. Changes in inventories resulted in a cash decrease of $5,864,000 during the nine months ended November 30, 1998 as compared with a decrease of $12,232,000 during the same period of the prior year. The change results primarily from changes in the timing of product deliveries under the reciprocal supply agreements, as well as from the effect of adverse weather conditions during the nine months ended November 30, 1998, which resulted in less than expected packs. Changes in accounts payable and accruals result primarily from the changes in inventories previously mentioned.

Investing activities used cash of $6,379,000 for the nine months ended November 30, 1998 compared with cash used of $3,637,000 during the same period of the prior year, primarily as the result of increased capital expenditures.

Financing activities used cash of $2,380,000 for the nine months ended November 30, 1998 as compared with cash used of $7,335,000 during the same period of the prior year. Borrowings under the Company's revolving credit agreements during the nine months ended November 30, 1997 were required to fund stock purchases described below.

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

On September 16, 1998, the Company received an offer from its chairman and chief executive officer, James I. Tankersley, and his wife and children (the "Tankersley Group") to acquire the shares of the Company's common stock that are not owned by the Tankersley Group for $3.00 per share. On receiving the proposal, the Board of Directors of the Company appointed two outside directors to a special transaction committee. The Board designated the committee for the purpose of evaluating and making recommendations with respect to the proposal and the committee has engaged counsel and a financial advisor to assist it in its review of the proposal. The Company will bear the costs of the committee and its advisors. The Tankersley Group and the special transaction committee are currently engaged in negotiations regarding the proposal.

Working capital at November 30, 1998 was $36,359,000, and was $39,179,000 at February 28, 1998. The decrease results primarily from the changes in inventories and accounts payable, previously mentioned.

The Company's ratio of debt to equity was 1.68 to 1 at November 30, 1998 and
1.53 to 1 at February 28, 1998. The increase results primarily from the changes in accounts payable, previously mentioned.

CAPITAL EXPENDITURES

Capital expenditures for fiscal 1999 are estimated to be approximately $14,500,000, which is approximately $7,500,000 more than depreciation expense projected for fiscal 1999. Capital expenditures anticipated for fiscal 1999 include the purchase of certain farm land, certain handling equipment, rolling stock, vehicles, and composting equipment, as well as for improvements to the Company's plants, equipment and technological systems. These expenditures are expected to be funded from operating cash flow, the Company's revolving credit facility, and the $10,000,000 credit facility, previously mentioned. The Company's capital plan may change from time to time and the actual amount spent may vary materially from amounts anticipated herein.

YEAR 2000 ISSUES

The Company has developed a comprehensive strategy for updating its systems for Year 2000 ("Y2K") compliance. The Company's information technology ("IT") systems include in-house developed software, as well as software purchased from outside parties. All software has been identified and assessed to determine the extent of renovations required in order to be Y2K compliant. Renovations to programs that utilize in-house developed computer code are complete and the Company anticipates that the renovations will be validated before the end of the Company's current fiscal year. Also, the Company believes vendor developed software will be made Y2K compliant before the end of the Company's current fiscal year through vendor-provided updates or replacement with other Y2K compliant hardware and software.

The Company has identified significant non-IT systems which may be impacted by the Y2K problem, including those relating to production, processing, storage and communication equipment, and is in the process of determining through inquiries of equipment suppliers, as well as testing of such equipment, the extent of renovations required, if any. The Company believes the assessment will be completed before the end of the Company's current fiscal year, and that renovation, validation and implementation will be completed early in the next fiscal year.

The Company has identified third parties with which it has a significant relationship that, in the event of a Y2K failure, could have a material impact on the Company's financial position or operating results. The third parties include energy and utility suppliers, creditors, material and product suppliers, communication vendors, including value-added network vendors, and the Company's significant customers. These relationships, especially those associated with certain suppliers and customers, are material to the Company and a Y2K failure for one or more of these parties could result in a material adverse effect on the Company's operating results and financial position. The Company is making inquiries of these third parties to assess their Y2K readiness. The Company expects that this process will be on-going throughout the current and next fiscal year.

The Company expects that the costs to address the Y2K issues will total approximately $600,000, of which approximately $450,000 (approximately 30% of the current year management information systems budget) will be spent in the current fiscal year, with the remainder being spent during the first two quarters of fiscal 2000. These costs include salary and fringe benefits for personnel, hardware and software costs, and consulting and travel expenses associated, directly or indirectly, with addressing Y2K issues. Y2K issues have received a high priority within the Company and, as a result, certain other IT projects have been delayed. While such non-Y2K projects are expected to enhance operational efficiencies and improve the quality of information available to management, the delay of such projects is not expected to have a material impact on the Company's operations.

The worst case Y2K scenarios could include such insignificant matters as a minor interruption in production or shipping resulting from unanticipated problems encountered in the IT systems of the Company, or any of the significant third parties with whom the Company does business. The pervasiveness of the Y2K issue makes it likely that previously unidentified issues will require remediation during the normal course of business. In such a case, the Company anticipates that transactions could be processed manually while IT and other systems are repaired, and that such interruptions would have a minor effect on the Company's operations. On the other hand, a worst case Y2K scenario could be as catastrophic as an extended loss of utility service resulting from interruptions at the point of power generation, long-line transmission, or local distribution to the Company's processing and storage facilities. Such an interruption could result in an inability to provide products to the Company's customers, as well as impairment of the Company's fresh and frozen inventories, resulting in a material adverse effect on the Company's operating results and financial position.

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

The Company is faced with strong competition in the marketplace from large brand name competitors, private regional U.S. growers and processors, and privately-owned Mexican and Canadian growers and processors. These competitive pressures, coupled with low overall growth, have led to weak market pricing, and a substantial increase in trade spending required for the Company to maintain its market position. These factors have adversely impacted earnings in certain prior periods and, as a result, certain discretionary repair and maintenance projects were deferred to later periods. The Company anticipates that these competitive conditions will continue.

The Company believes that recently imposed interim tariffs on imported canned mushrooms from certain countries has had the effect of increasing prices and profitability for this portion of the Company's product line. In cases involving imported canned mushrooms from Chile, India, Indonesia and China, the tariff has been approved for a five year period.

The Company believes that, in order to address the intense competition within its industry, it must improve its operational efficiency, lower its costs, improve its customer service and provide value-added services to its customers. Accordingly, the Company intends to continue to invest in maintaining and expanding its distribution base and to make substantial expenditures to maintain and improve its plants, equipment and technological systems. The Company believes these expenditures are necessary to keep its business competitive and will fund such spending during periods when earnings are available. As a result, the Company believes that its future net income may be adversely affected during certain periods.

In addition to general inflation and the growing, processing and marketing risks described above, the Company is facing significant costs associated with governmental regulation, the loss of land and water available for agriculture in California and the increasing competition due to worldwide facilitation of trade, notwithstanding the impact of the previously mentioned tariff on certain imported canned mushrooms. As a result of these factors, the Company's earnings are subject to fluctuations and will continue to be so for the foreseeable future.

The effect on the Company's operations and its ability to withstand the costs of evolving healthcare, OSHA, EPA, taxation and other governmental regulations is unknown.

REVENUES

Net sales and service revenues increased $4,118,000 (8.0%) and $10,398,000 (7.4%) for the three and nine month periods ended November 30, 1998, respectively, as compared with the same periods of the prior year. Sales volume increased 13.7% and 7.8 % and the average selling price per pound decreased 3.7% and increased 1.0% for the three and nine month periods ended November 30, 1998, respectively, as compared with the same periods of the prior year. The average selling price per pound was significantly impacted by changes in the mix of sales made to other food processors. Excluding the effect of sales to other food processors, the average selling price per pound increased .9% and 1.6% for the quarter and year-to-date periods, respectively, as compared with the same periods of the prior year due to increased prices for certain of the Company's food products. Sales allowances increased $1,511,000 (13.7%) and $3,880,000 (13.6%) for the three and nine month periods ended November 30, 1998, respectively, as compared with the same periods of the prior year. The increases result primarily from increased sales volume, previously mentioned, as well as competitive market conditions and the Company's efforts to maintain its market share.

COST OF SALES AND SERVICES

Cost of sales and services increased $2,702,000 (6.4%) and $7,404,000 (6.4%) for the three and nine month periods ended November 30, 1998, respectively, as compared with the same periods of the prior year. The changes result primarily from increased sales volumes, previously mentioned, and changes in sales mix associated with sales to other food processors. Gross profit increased $1,416,000 (15.0%) and $2,994,000 (13.0%) for the three and nine month periods ended November 30, 1998, respectively, as compared with the same periods of the prior year. The increase results primarily from margin realized on additional sales volumes and improved sales prices, previously mentioned. The gross profit method, at the estimated annual gross profit rate is used to determine frozen vegetable cost of goods sold in interim financial statements. (See Note 3 - Notes to Financial Statements.)

SELLING, ADMINISTRATIVE AND GENERAL EXPENSES

Selling, general and administrative expenses increased $569,000 (7.0%) and $1,546,000 (6.7%) for the three and nine month periods ended November 30, 1998, as compared with the same periods of the prior year. Storage expense increased $482,000 (18.4%) and $1,006,000 (14.7%) for the quarter and year-to-date periods, as compared with the same periods of the prior year, primarily as the result of repairs to the Company's cold storage facilities. Other selling, general and administrative expenses increased $87,000 (1.6%) and $540,000 (3.3%), primarily as the result of increased general and administrative expenses, including cost associated with becoming Y2K compliant.

INTEREST EXPENSE

Interest expense - net decreased $61,000 (5.6%) and $15,000 (.5%) for the three and nine months ended November 30, 1998, as compared with the same periods of the prior year, primarily as the result of changes in average borrowings and cash and short term investments and slightly lower interest rates.

TAXES ON INCOME

Taxes on income for the three and nine months ended November 30, 1998 and 1997 consist of current and deferred taxes provided at the estimated effective federal and state tax rates expected to be recognized for the respective periods. (See Note 4 - Notes to Financial Statements.)

                           PART II - OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

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




                                         UNITED FOODS, INC.



Date:  January 13, 1999                  By  /s/    Carl W. Gruenewald, II
       ----------------                      -----------------------------------
                                             Carl W. Gruenewald, II
                                             Senior Vice President,
                                             Chief Financial Officer & Treasurer

                               UNITED FOODS, INC.

                                 EXHIBITS TABLE

  EXHIBIT                                      EXHIBIT
   NUMBER                                    DESCRIPTION
  -------    ---------------------------------------------------------------------------------------
    10.1     Promissory Note in the principal amount of $10,000,000 and Deed of Trust between United
             Foods, Inc. and Monumental Life Insurance Company, dated December 15, 1998.

    10.2     Promissory Note in the principal amount of $15,000,000 and Deeds of Trust between United
             Foods, Inc. and Monumental Life Insurance Company, dated December 15, 1998.

    27       Financial Data Schedule (For SEC use only).
