Form 10-K405
period 1999-02-28
UNITED FOODS INC
filed 1999-05-21
CIK 728258

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  ------------

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended February 28, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from __________ to __________

                          Commission file number 1-8574

                               UNITED FOODS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        Delaware                                         74-1264568
----------------------------------------    ------------------------------------
(State of incorporation)                    (I.R.S. Employer Identification No.)

  Ten Pictsweet Drive, Bells, Tennessee                    38006
----------------------------------------    ------------------------------------
(Address of principal executive offices)                 (Zip Code)

       Registrant's telephone number, including area code: (901) 422-7600

           Securities registered pursuant to Section 12(b) of the Act:

                                                 Name of Each Exchange on
        Title of Each Class                          Which Registered
----------------------------------------    ------------------------------------
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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         On May 4, 1999, 2,617,243 shares of Class A Common Stock and 4,192,686 shares of Class B Common Stock of United Foods, Inc. were outstanding and the aggregate market value of such Common Stock held by nonaffiliates (based on its closing transaction price on such date) was approximately $8,246,000, assuming for purposes of this report that all executive officers and directors of the registrant are affiliates.

                                TABLE OF CONTENTS

Part I   ..................................................................................................3
         Item 1.    Business...............................................................................3
         Item 2.    Properties.............................................................................6
         Item 3.    Legal Proceedings......................................................................7
         Item 4.    Submission of Matters to a Vote of Security Holders....................................7

Part II  ..................................................................................................8
         Item 5.    Market for the Registrant's Common Equity
                    and Related Stockholder Matters........................................................8
         Item 6.    Selected Financial Data................................................................8
         Item 7.    Management's Discussion and Analysis of
                    Financial Condition and Results of Operations..........................................9
         Item 7A.   Quantitative and Qualitative Disclosures about
                    Market Risk...........................................................................19
         Item 8.    Financial Statements and Supplementary Data...........................................20
         Item 9.    Changes in and Disagreements with Accountants
                    on Accounting and Financial Disclosure................................................42

Part III .................................................................................................42
         Item 10.   Directors and Executive Officers......................................................42
         Item 11.   Executive Compensation................................................................45
         Item 12.   Security Ownership of Certain Beneficial Owners
                    and Management........................................................................47
         Item 13.   Certain Relationships and Related Transactions........................................48

Part IV  .................................................................................................49
         Item 14.   Exhibits, Financial Statement Schedules and
                    Reports on Form 8-K...................................................................49

Signatures................................................................................................50

Index to Exhibits.........................................................................................51

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

MARKETING

         The Company's food products are primarily sold directly to large national grocery chains and through food brokers to numerous independent food stores located throughout the United States for resale in the retail market. These products are sold both under the Company's brand names and under buyers' labels, and to military commissaries in the United States and overseas under the Company's brand names. Such sales represented approximately 75% of the Company's revenue for the fiscal year ended February 28, 1999. The Company's principal brand name is "Pictsweet," which is used throughout the United States and in military commissaries overseas. Since such a large part of the Company's sales are made in the retail market and since a significant proportion of the retail grocery trade in the United States is concentrated in the hands of national grocery chains, a large part of the Company's revenue is derived from sales to these chains. The retail market has experienced a consolidation of participants in recent years, furthering a trend towards fewer and larger customers. The Company's five largest customers are the Defense Personnel Support Center, Food Lion, Inc., The Kroger Company, Publix Supermarkets, Inc. and the J. R. Simplot Company. Sales to these five customers represented approximately 36% of the Company's revenue for the fiscal year ended February 28, 1999, with sales to one particular customer representing approximately 13.1% of such revenue. Due to competition, as well as consolidation in the retail grocery industry, the Company's mix of customers may change. It is possible that the Company may lose one or more of its larger customers from time to time, and such loss could have a material adverse effect on revenue and results of operations.

         As a part of its marketing program, the Company may use sales allowances in certain instances. These sales allowances may include cash discounts for prompt payment, freight allowances, customer incentive programs, advertising allowances and other sales allowances based on competitive factors. The Company may also make additional expenditures in connection with the introduction of new products or the maintenance or expansion of its market position.

         The Company primarily conducts its business through purchase orders. The Company accepts purchase orders, and may invoice such purchases, electronically. The Company also monitors the inventory levels of certain of its customers electronically and, based on the customer's stated expectations, automatically generates a purchase order on such customer's behalf, ships the appropriate food products and then invoices the customer. The Company believes that it and its significant customers will be Year 2000 compliant. However, if the Company or one or more significant third parties with whom the Company does business fail to become Year 2000 compliant in a timely manner, such failure may have a material adverse effect on the Company's results of operations.

         The Company also sells certain of its food products, directly and through food brokers, to institutions located throughout the United States, such as restaurants, schools, hospitals, hotels, and federal and state government agencies. Such sales represented approximately 16% of the Company's revenue for the fiscal year ended February 28, 1999.

         In addition, the Company sells certain of its food products directly to other food companies. Such sales represented approximately 7% of the Company's revenue for the year ended February 28, 1999.

         The Company's food brokers are compensated on a commission basis.

         The Company does not consider backlog at fiscal year end to be material to an understanding of its business.

         Sales are somewhat seasonal. Historically, sales have been lower during the Company's second quarter (summer months) when larger volumes of fresh fruits and vegetables are available.

         The Company operates a truck fleet which transports a substantial portion of the Company's products. Transportation services are also provided to customers other than the Company and accounted for less than 1% of the Company's revenue for the fiscal year ended February 28, 1999.

         Rental and miscellaneous income accounted for less than 1% of the Company's revenue for the fiscal year ended February 28, 1999.

TRADEMARKS

         Approximately 67% of the Company's revenues are derived from sales under the "Pictsweet" brand and other registered trademarks. These trademarks expire over various periods of up to 20 years, but may be renewed.

OPERATIONS

         Agricultural products comprising approximately 22% of the total pounds of product sold by the Company are grown on Company-operated farms. The Company farms approximately 8,000 acres of land in west Tennessee, of which approximately 7,000 acres are leased, and operates mushroom farms on the west coast and in Utah. Procurement of the remaining requirements is generally either by contract with growers, from assemblers or from other food processing companies. Agricultural crops have seasonal features and availability is subject to unpredictable changes in growing conditions that are inherent in the agriculture industry. The Company bears part of the growing risks and all of the processing and marketing risks associated with its agricultural products. Weather abnormalities and other adverse growing conditions sometimes result in substantial reductions in the annual volumes processed in the Company's facilities. When this occurs, the Company may have to procure raw and processed products from alternative sources at higher than expected costs and the reduced volume of products grown and/or processed by the Company results in increased unit costs. When growing conditions result in yields that exceed expectations, the Company will generally pack only volumes required by anticipated demand, or will sell excess inventory through alternative channels. Additionally, selling prices are impacted by industry-wide production and inventory levels. Bumper crops and resulting increased inventory levels will tend to decrease average selling prices, while crop shortages typically do not result in increased selling prices.

         The Company has entered into multi-year supply agreements with other food processing companies. Prices for food products pursuant to these agreements are determined annually. Through these agreements, the Company procures food products to meet its production and inventory requirements. Quantities available pursuant to these agreements are generally limited as to individual food products and in the aggregate. Generally, the purchaser bears the risks associated with limited supplies under these agreements. Under these supply agreements, the Company also is obligated to sell food products produced at its Tennessee and Santa Maria, California facilities to the other food processing companies.

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

         Working capital requirements generally follow inventory levels and the Company looks to its lenders to meet its working capital requirements. The interest rate on the Company's working capital loan fluctuates with the prime rate.

COMPETITION

         The Company is faced with substantial competition in all aspects of its business. The food industry is highly competitive and the competition has increased in intensity in recent years. The principal methods of competition in the food industry involve product branding, price, service and advertising. Over the past several years, imports of food products have increased substantially and significant new production capacity has been put in place in the United States, Mexico and Canada. As a result, the industry's total production capacity is now substantially in excess of current requirements.

         The foregoing factors, coupled with low overall growth and retail grocery consolidation, have led to weak market pricing. In an effort to address this intense competition, the Company intends to continue to invest in maintaining and expanding its distribution base and to make substantial expenditures to maintain and improve its plants, equipment and technological systems.

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

EMPLOYEES

         At February 28, 1999, the Company had approximately 2,100 employees, of whom approximately 1,960 were engaged in farming, manufacturing, distribution and service activities and 140 in sales and administration. Because of the seasonal nature of its production activities, the Company utilizes temporary employees. Peak employment during the year was approximately 2,400 employees of whom approximately 2,100 were full time employees and approximately 300 were temporary employees.

ITEM 2. PROPERTIES

OPERATING PLANTS

         The Company owns and is currently operating six facilities in California, Oregon, Tennessee and Utah. Although production varies with the seasons at certain of the facilities, all the facilities operate during a substantial part of the year. Set forth in the table below is a list of all facilities with certain information concerning each:

                                                                                APPROXIMATE SQUARE
LOCATION                        SPACE DEVOTED TO                                     FOOTAGE(1)
-----------------------------   ------------------------------                 -------------------
Bells, Tennessee                Processing Plant                                       212,000
                                Cold Storage and Distribution
                                Warehouse                                              239,000
Ogden, Utah                     Processing Plant                                        68,000
                                Cold Storage and Distribution
                                Warehouse                                              150,000
Fillmore, Utah                  Mushroom farming, packaging
                                and distribution                                       186,000
Santa Maria, California         Processing Plant                                       150,000
                                Cold Storage Warehouse                                  42,000
Ventura, California             Mushroom farming, packaging
                                and distribution                                       282,000
Salem, Oregon                   Mushroom farming, packaging
                                and distribution                                       289,000
West Tennessee                  Farming                                                  8,000

------------

(1) Except for farm land in west Tennessee which is measured in acres.

         The Company believes the condition of its facilities, in the aggregate, is within industry standards. However, in response to competitive factors, the Company anticipates making substantial expenditures to maintain and improve its plants, equipment and technological systems.

         Substantially all land, buildings and equipment are pledged as collateral for outstanding debt (See Note 3 - Notes to the Financial Statements). Approximately 7,000 acres of the farm land are leased (See Note 7 - Notes to the Financial Statement) and approximately 1,000 acres are owned. The Company owns or leases the machinery and equipment located at all of its facilities. Although utilization of production capacity varies from facility to facility, overall utilization is approximately 75% for the Bells, Tennessee facility and near 100% for all other facilities.

ITEM 3. LEGAL PROCEEDINGS

         A complaint was filed by a stockholder of the Company on March 8, 1999, against the Company and its directors in the matter of Rolfe Glover v. United Foods, Inc., et al., Chancery Court of the State of Delaware (New Castle County)(C.A. No. 17006 NC). The complaint seeks class action status and alleges (among other things) that the defendants breached their fiduciary duties to the Company's stockholders with respect to a proposal by the Company's Chairman and Chief Executive Officer, James I. Tankersley, his wife and their children to acquire the remaining shares of the Company's Common Stock that are not owned by them in a merger in which the other stockholders would receive $3.00 per share. See "Certain Relationships and Related Transactions." The complaint requests an injunction prohibiting the consummation of the transaction, damages and other relief. A second complaint was filed by a stockholder of the Company on May 3, 1999, against the Company and its directors in the matter of Robert I. Strougo
v. James I. Tankersley, et al., Chancery Court of the State of Delaware (New Castle County)(C.A. No. 17137 NC). This complaint also seeks class action status, makes similar allegations with respect to the transaction and requests similar relief.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company did not submit any matters to a vote of security holders during the quarter ended February 28, 1999.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

PRICE RANGE OF COMMON STOCK AND DIVIDENDS

         The Class A and Class B Common Stock of the Company are traded on the American Stock Exchange and the Pacific Exchange. Ticker Symbols: UFD A and UFD B.

                                                      CLASS A                                       CLASS B
                                    -------------------------------------------   --------------------------------------------
                                           SALE PRICE                                    SALE PRICE
                                    ------------------------                      -------------------------
          QUARTER ENDED                HIGH           LOW         DIVIDEND(1)        HIGH           LOW         DIVIDEND(1)
---------------------------------   -----------    ---------    ---------------   -----------   -----------   ----------------
May 31, 1997                        2 1/8          1 7/16              -          2 3/16        1 9/16               -
August 31, 1997                     2 15/16        2                   -          2 15/16       2 1/8                -
November 30, 1997                   2 3/4          2 1/4               -          2 3/4         2 1/8                -
February 28, 1998                   4              2 3/8               -          3 13/16       2 3/8                -
May 31, 1998                        3 15/16        2 1/2               -          3 11/16       2 15/16              -
August 31, 1998                     3 1/2          2 1/2               -          3 5/8         2 3/4                -
November 30, 1998                   2 15/16        2 3/8               -          3             2 7/16               -
February 28, 1999                   2 13/16        2 3/8               -          2 15/16       2 3/8                -

----------

(1) Restrictive covenants in various loan agreements limit retained earnings available for payment of dividends to $3,735,000 at February 28, 1999 (See
     Note 3- Notes to Financial Statements).

APPROXIMATE NUMBER OF COMMON EQUITY SECURITY HOLDERS

                                                                               APPROXIMATE NUMBER OF
                                                                               RECORD HOLDERS AS OF
                              TITLE OF CLASS                                     FEBRUARY 28, 1999
--------------------------------------------------------------------------    ----------------------
Class A Common Stock......................................................               2,000
Class B Common Stock......................................................               1,500

ITEM 6. SELECTED FINANCIAL DATA

         The following selected financial data of the Company should be read in conjunction with the financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations, included elsewhere herein. The financial information has been derived from audited financial statements of the Company.

                                                                        YEAR ENDED FEBRUARY 28 OR 29,
                                           ---------------------------------------------------------------------------------------
                                               1999               1998             1997               1996               1995
                                           -------------      ------------     -------------      -------------      -------------
                                                              (THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)
Operating Statement Data:
   Net sales and service revenues......        206,760           195,087           195,820            191,714            190,256
   Operating income....................          5,219             4,842             4,672              2,914              6,984
   Net income (loss)...................            520               460               922               (660)             2,402
Per Share Data:
   Basic and diluted earnings (loss)
     per common share(1)...............            .08               .06               .08              (.06)                .19
   Cash dividends per common
      share:
     Class A...........................              -                 -                 -                  -                  -
     Class B...........................              -                 -                 -                  -                  -
Balance Sheet Data:
   Long-term debt......................         48,302            42,168            36,244             46,650             30,076
   Total assets........................        123,400           115,884           119,108            128,188            114,157

-------------

(1) Basic and diluted earnings per common share have been computed using the average number of shares required to be recognized during the respective periods. Earnings per share are the same for basic and diluted computations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         This Annual Report on Form 10-K and other reports and statements issued on behalf of the Company may include forward-looking information in reliance on the safe harbor provided by the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to substantial risks and uncertainties including those discussed below, and actual results may differ materially from those contained in any such forward-looking statement. The review of factors pursuant to the Private Securities Litigation Act of 1995 should not be construed as exhaustive. Further, the Company undertakes no obligation to update or revise any such forward-looking statements to reflect subsequent events or circumstances.

         The Company's liquidity, capital resources and results of operations may be affected from time to time by a number of factors and risks, including, but not limited to: the impact of the Merger Agreement and Merger referred to herein; trends in the economy as a whole, which may affect consumer confidence and consumer demand for the types of food products sold by the Company; competitive pressures from domestic and foreign processors and distributors of fresh, dry, frozen and canned food products which may affect the nature and viability of the Company's business strategy; competitive pressures from imported food products; unpredictable changes in growing conditions inherent in agriculture; other agricultural risks, including those associated with pesticides, herbicides and disease control and crop protection efforts; the Company's ability to maintain and expand its distribution base; the Company's ability to maintain and improve its plants, equipment and technological systems; changes in the Company's customer base as the result of competition and/or consolidation of retail grocery chains; risks associated with governmental regulation and taxation, including the existence or effects of tariffs; availability and cost of labor employed;

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

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary sources of cash are operations and external committed credit facilities. At February 28, 1999, the Company's revolving credit facility totaled $18,000,000, all of which was available. The Company's sources of liquidity are expected to meet adequately the requirements for the upcoming year and the foreseeable future; however, new financing alternatives are constantly evaluated to determine their practicality and availability in order to provide the Company with sufficient and timely funding at the least possible costs. The Company's $18,000,000 revolving credit facility currently matures in fiscal 2002. The Company's $3,000,000 revolving credit facility was canceled upon the closing of a term loan during December 1998. One-year extensions of maturity dates of the $18,000,000 revolving credit facility will be considered by the lender annually. If annual extensions are not granted, the Company will then investigate revolving credit facilities with other lenders and believes it can replace any current revolving credit facility within its remaining 24-month term.

         The Company closed on two term loans during December 1998. One term loan in the amount of $15,000,000 has a ten year term, provides for monthly principal and interest payments based on a twelve year amortization, with an interest rate of 6.8% per annum and is secured by the Company's mushroom farms located in California, Utah and Oregon. The other term loan in the amount of $10,000,000 has a ten year term, provides for monthly principal and interest payments based on a fifteen year amortization, with an interest rate of 6.8% per annum and is secured by the Company's Santa Maria, California vegetable processing facility. The proceeds of the loans were used to repay the balances outstanding under existing mortgages on these properties totaling approximately $9,000,000, to repay the outstanding balance of $3,000,000 on the Company's $3,000,000 revolving credit note, and to repay fully the outstanding balance under the other revolving credit facility.

         In March 1998, the Company entered into a $10,000,000 credit facility to support the acquisition of trucks, trailers and similar equipment. The agreement was terminated during March 1999 and all outstanding borrowings under the facility, which totaled approximately $740,000, were repaid. Another $10,000,000 credit facility was entered into with a different lender during March 1999. Interest under the terms of the new facility will be 225 basis points over the yield for treasuries with a maturity equal to the amortization period of the equipment being financed. Each loan will be secured by specific equipment and will be amortized over three to seven years, depending on the type of equipment.

         Operating activities provided net cash of $9,699,000 in fiscal 1999, as compared with $5,917,000 provided in fiscal 1998. The increase from 1998 to 1999 resulted primarily from changes in accounts receivable during fiscal 1998. Increases in accounts receivable during fiscal 1998 resulted from increased sales during the month of February, as well as from normal timing factors associated with cash receipts.

         Investing activities used cash of $12,521,000 in fiscal 1999 and $4,454,000 in 1998 and provided cash of $205,000 in 1997. These changes resulted primarily from an increase in capital expenditures from $693,000 in 1997 to $4,546,000 in 1998 and $12,538,000 in 1999. Proceeds from the sale of property and equipment totaled $17,000 in fiscal 1999, compared with $92,000 in 1998 and $898,000 in 1997.

         Financing activities provided cash of $4,203,000 during fiscal 1999 and used cash of $4,589,000 during fiscal 1998 and $10,301,000 during fiscal year 1997. The Company closed on two term loans totaling $25,000,000 during December 1998, the proceeds of which were used to repay existing mortgages on the financed properties totaling approximately $9,000,000 and to repay borrowings under revolving credit agreements.

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

         On September 16, 1998, the Company received an offer from its chairman and chief executive officer, James I. Tankersley, and his family to acquire the remaining shares of the Company's common stock that are not already owned by Mr. Tankersley, his wife or their children, in a merger in which the other stockholders would receive $3.00 per share. On receiving the proposal, the Board of Directors of the Company appointed two outside directors to a special transaction committee. The Board designated the committee for the purpose of evaluating and making recommendations with respect to the proposal. After receiving the recommendation of the special transaction committee, on May 14, 1999, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Pictsweet LLC, a Delaware limited liability company and UF Acquisition Corp., a wholly-owned subsidiary of Pictsweet LLC, pursuant to which UF Acquisition Corp. will be merged with and into the Company with the Company being the surviving corporation and becoming a wholly-owned subsidiary of the Pictsweet LLC, subject to the conditions set forth in the Merger Agreement. Pursuant to the Merger Agreement, outstanding shares of the Company's Common Stock, except for Common Stock held by Pictsweet LLC and Common Stock owned by stockholders who perfect their appraisal rights in accordance with Delaware law, will be converted into the right to receive $3.50 per share in cash. If consummated, the Jim Tankersley Family will directly or indirectly own the entire equity interest of the Company. See "Certain Relationships and Related Transactions." The Company has incurred approximately $300,000 of expenses with respect to the proposed transaction through February 28, 1999.

         Proceeds totaling approximately $14,000,000 from two term loans that closed during the fourth quarter of fiscal 1997 and cash provided by operations during fiscal 1997 were used to reduce borrowings under the Company's revolving credit agreements.

         Working capital at February 28, 1999 amounted to $39,585,000, compared to working capital of $39,179,000 at February 28, 1998. The increase in working capital in fiscal 1999 resulted primarily from an increase in cash as a result of the operating, investing and financing activities previously mentioned.

         The Company's ratio of debt to equity was 1.67 to 1 at February 28, 1999, an increase from 1.53 to 1 at February 28, 1998. The increase resulted primarily from the increased borrowings previously mentioned.

CAPITAL EXPENDITURES

         Capital expenditures, on an accrual basis, amounted to $12,953,000 in fiscal 1999 as compared with $4,774,000 and $533,000 in fiscal 1998 and 1997, respectively. Fiscal 1999 capital spending included expenditures for new equipment, farm land, increased storage, trucks, trailers and similar equipment and vehicles. Capital expenditures for fiscal 2000 are estimated to be approximately $17,400,000, which is approximately $9,000,000 more than depreciation expense projected for fiscal 2000. Capital expenditures anticipated in fiscal 2000 include outlays to be funded under the terms of the $10,000,000 credit facility, previously mentioned, as well as for improvements to the Company's plants, equipment and technological systems, and the purchase of certain leased equipment.

YEAR 2000 ISSUES

         The Company believes it has developed a comprehensive strategy for updating its systems for Year 2000 ("Y2K") compliance. The Company's information technology ("IT") systems include in-house developed software, as well as software purchased from third parties. All software has been identified and assessed to determine the extent of renovations required in order to be Y2K compliant. Renovations to programs that utilize in-house developed computer code are complete and have been validated. The Company believes vendor developed software will be made Y2K compliant before the end of the current calendar year through vendor-provided updates or replacement with other Y2K compliant hardware and software.

         The Company has identified significant non-IT systems which may be impacted by the Y2K problem, including those relating to production, processing, storage, and communication equipment, and is in the process of determining through inquiries of equipment suppliers, as well as testing of such equipment, the extent of renovations required, if any. The Company believes the assessment will be completed before the end of the Company's second quarter, and that renovation, validation and implementation will be completed before the end of the current calendar year.

         The Company has identified third parties with which it has a significant relationship that, in the event of a Y2K failure, could have a material impact on the Company's financial position or operating results. The third parties include energy and utility suppliers, creditors, material and product suppliers, communication vendors, including value-added network vendors, and the Company's significant customers. These relationships, especially those associated with certain suppliers and customers, are material to the Company and a Y2K failure for one or more of these parties could result in a material adverse effect on the Company's operating results and financial position. The Company is making inquiries of these third parties to assess their Y2K readiness. The Company expects that this process will be on-going throughout the remainder of the current calendar year.

         The Company expects that the costs to address the Y2K issues will total approximately $600,000, of which approximately $500,000 (approximately 35% of fiscal 1999 management information system expense) was spent in fiscal 1999. The remainder will be spent during the first three quarters of fiscal 2000. These costs include salary and fringe benefits for personnel, hardware and software costs, and consulting and travel expenses associated, directly or indirectly, with addressing Y2K issues. Y2K issues have received a high priority within the Company and, as a result, certain other IT projects have been delayed. While such non-Y2K projects are expected to enhance operational efficiencies and improve the quality of information available to management, the delay of such projects is not expected to have material impact on the Company's operations.

         The impact of Y2K scenarios could be limited to insignificant matters such as a minor interruption in production or shipping resulting from unanticipated problems encountered in the IT systems of the Company, or any of the significant third parties with whom the company does business. The pervasiveness of the Y2K issue makes it likely that previously unidentified issues will require remediation during the normal course of business. In such a case, the Company anticipates that transactions could be processed manually while IT and other systems are repaired, and that such interruptions would have a minor effect on the Company's operations. Worst case Y2K scenarios could be as catastrophic as an extended loss of utility service resulting from interruptions at the point of power generation, long-line transmission, or local distribution to the Company's processing and storage facilities. Such an interruption could result in an inability to provide products to the Company's customers, as well as impairment of the Company's production capabilities and its fresh and frozen inventories, resulting in a material adverse effect on the Company's operating results and financial position.

IMPACT OF INFLATION

         Whether current selling prices will be maintained or future selling price increases will be sufficient to match any future cost increases is not determinable at the present time due to the highly competitive conditions which exist in the food industry.

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133 requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged assets or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS 133 amends the guidance in SFAS No. 52, "Foreign Currency Translation," to permit special accounting for a hedge of a foreign currency forecasted transaction with a derivative. It also supersedes SFAS No. 80, "Accounting for Futures Contracts," SFAS No. 105, "Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk," and SFAS No. 119, "Disclosure about Derivative Financial Instruments." In addition, it amends SFAS no. 107, "Disclosures about Fair Value of Financial Instruments," to include in SFAS No. 107 the disclosure provisions about concentrations of credit risk from SFAS No. 105.

         SFAS 133 is effective for financial statements for periods beginning after June 15, 1999. Historically, the Company has not entered into derivatives contracts either to hedge existing risk or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard to affect its financial statements.

RESULTS OF OPERATIONS

OVERVIEW AND TRENDS

         The Company's product line is made up of agricultural products which are subject to the cyclical conditions and risks inherent in the agricultural industry. The Company bears part of the growing risks and all of the processing and marketing risks of these agricultural products. Weather abnormalities and excess inventories sometimes cause substantial reductions in the annual volume of product processed in the Company's facilities. When this happens, the unit cost of that year's production will increase substantially, resulting in reduced profit margins for one or more years. On the other hand, when bumper crops occur unit costs may decrease but selling prices will, in general, be depressed.

         The Company is faced with strong competition in the marketplace from large brand name competitors, private regional U.S. growers and processors, and privately-owned Mexican and Canadian growers and processors. These competitive pressures, coupled with low overall growth and retail grocery consolidation, have led to weak market pricing, and a substantial increase in trade spending required for the Company to maintain its market position. These factors have adversely impacted earnings in certain prior periods and, as a result, certain discretionary repair and maintenance projects were deferred to later periods. The Company anticipates that these competitive conditions will continue.

         The Company believes that recently imposed interim tariffs on imported canned mushrooms from certain countries has had the effect of increasing prices and profitability for this portion of the Company's product line. In cases involving imported canned mushrooms from Chile, India, Indonesia and China, the tariff has been approved for a five-year period. It is anticipated that the effect of such tariffs might be temporary, due to worldwide shifts in production and distribution of mushrooms resulting from the tariffs.

         The Company believes that, in order to address the intense competition within its industry, it must improve its operational efficiency, lower its costs, improve its customer service and provide value-added services to its customers. Accordingly, the Company intends to continue to invest in maintaining and expanding its distribution base and to make substantial expenditures to maintain and improve its plants, equipment and technological systems. The Company believes these expenditures are necessary to keep its business competitive and will fund such spending during periods when earnings are available. As a result, the Company expects that its future net income may be adversely affected during certain periods.

         In addition to general inflation and the growing, processing and marketing risks described above, the Company is facing the significant costs associated with governmental regulation, the loss of land and water available for agriculture in California and the increasing competition due to world wide facilitation of trade, notwithstanding the impact of the previously mentioned tariff on certain imported canned mushrooms. As a result of these factors, the Company's earnings are subject to fluctuations and will continue to be so for the foreseeable future.

         The effect on the Company's operations and its ability to withstand the costs of developing healthcare, OSHA, EPA, taxation and other governmental regulations is unknown.

SERVICE REVENUES

         Service revenues consist primarily of outside revenue from the Company's trucking operations, rental and miscellaneous income.

SUPPLY AGREEMENTS

         The Company has entered into multi-year supply agreements with other food processing companies. Through these agreements the Company procures food products to meet production and inventory requirements. The Company is obligated to sell food products processed at its Tennessee and Santa Maria, California facilities to the other food processing companies.

FISCAL 1999 COMPARED TO FISCAL 1998

NET SALES AND SERVICE REVENUES

         Net sales and service revenues increased $11,673,000 or 6.0% for fiscal 1999 as compared with fiscal 1998 as follows:

                                               YEAR ENDED FEBRUARY 28,
                                           --------------------------------
                                               1999               1998
                                           -------------      -------------
Gross Sales Revenues:
    Food Products ....................     $ 247,795,000      $ 231,430,000
    Services .........................         2,831,000          3,557,000
                                           -------------      -------------
Total Gross Revenues .................       250,626,000        234,987,000
Less Sales Allowances on Food Products       (43,866,000)       (39,900,000)
                                           -------------      -------------
    Net Sales and Service Revenues ...     $ 206,760,000      $ 195,087,000
                                           =============      =============

         Food Product gross sales revenue increased $16,365,000 or 7.1% in fiscal 1999 as compared with fiscal 1998 and included sales volume increases of 6.1%. The average selling price of food products increased .9%. The average selling price of food products sales, excluding the effect of sales to other food processing companies, increased 1.7% from fiscal 1998 to 1999. Sales allowances increased $3,966,000 or 9.9% from the prior year primarily as a result of sales volume increase, competitive market conditions and the Company's efforts in maintaining current and obtaining additional distribution.

COST OF SALES AND SERVICES

         Cost of sales and services increased $8,773,000 or 5.5% in fiscal 1999 as compared with the previous year, primarily as the result of the sales volume increase of 6.0%. Additionally, adverse weather conditions resulted in reduced yields and increased unit costs during fiscal 1999. However, the increased unit costs were partially mitigated by the relatively lower average unit costs with respect to beginning year inventories. Moreover, the average cost per pound was reduced as the result of changes in the overall sales mix. Gross profit increased $2,900,000 or 8.0% in fiscal 1999 as compared with the previous year and the gross profit margin was 19.0% for fiscal 1999 and 18.7% for fiscal 1998. The increase in gross profit resulted primarily from the increased sales volume and increased average selling prices previously mentioned.

         Operating results for fiscal 1999 included a charge to operations of approximately $2,200,000 as compared with approximately $1,850,000 in fiscal 1998, as the result of a plant repair and maintenance program. It is expected that repair and maintenance expenditures under this program will continue to be significant during fiscal 2000.

SELLING, ADMINISTRATIVE AND GENERAL EXPENSES

         Selling, administrative and general expenses increased $2,523,000 (8.0%) in fiscal 1999 as compared with the previous year. Administrative and general selling expense increased $1,237,000 (8.2%) primarily as the result of costs associated with the Company's Y2K efforts and increases in other general, administrative and selling expenses. Incentive compensation expense increased $624,000 (81%). Storage expense increased $187,000 (1.9%), primarily as the result of repairs to the Company's cold storage facilities. Brokerage expense increased $276,000 (6.5%), primarily as the result of increased sales. Advertising and other direct selling expenses increased $199,000 (11.6%).

INTEREST EXPENSES

         Interest expenses decreased $3,000 (.1%) in fiscal 1999 from fiscal 1998. The effect of additional indebtedness incurred during fiscal 1999 was substantially mitigated by lower average interest rates.

MISCELLANEOUS INCOME

         Miscellaneous Income (Expense) - Net was $(155,000) in fiscal 1999 as compared with $53,000 for fiscal 1998. Fiscal 1999 includes expense of $145,000 related to disposals of property, plant and equipment and leasehold improvements. Fiscal 1998 includes $51,000 resulting from net gains realized on disposal of property, plant and equipment.

TAXES ON INCOME

         Taxes on income consist of current and deferred income taxes required to be recognized for fiscal 1999 and 1998.

FISCAL 1998 COMPARED TO FISCAL 1997

NET SALES AND SERVICE REVENUES

         Net sales and service revenues decreased $733,000 or .4% for fiscal 1998 as compared with fiscal 1997 as follows:

                                                YEAR ENDED FEBRUARY 28,
                                           --------------------------------
                                                1998               1997
                                           -------------      -------------
Gross Sales Revenues:
    Food Products ....................     $ 231,430,000      $ 227,192,000
    Services .........................         3,557,000          3,173,000
                                           -------------      -------------
Total Gross Revenues .................       234,987,000        230,365,000
Less Sales Allowances on Food Products       (39,900,000)       (34,545,000)
                                           -------------      -------------
    Net Sales and Service Revenues ...     $ 195,087,000      $ 195,820,000
                                           =============      =============

         Food product gross sales revenue increased $4,238,000 or 1.9% in fiscal 1998 as compared with fiscal 1997 and included sales volume increases of 3.0%. The average selling price of food products decreased 1.1%, primarily as the result of a five million pound (14.0%) increase in sales to other food processing companies in connection with the previously mentioned multi-year reciprocal supply agreements. the volume increase in sales to other food processing companies accounted for approximately one half of the Company's total sales volume increase. The average selling price of food products sales, excluding the effect of sales to other food processing companies, increased .3% from 1997 to 1998. Sales allowances increased $5,355,000 or 15.5% from the prior year primarily as the result of competitive market conditions and the Company's efforts in maintaining current, and obtaining additional, distribution.

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

INTEREST EXPENSE

         Interest expense increased $270,000 (7.0%) in fiscal 1998 from fiscal 1997, primarily as the result of higher average borrows resulting from the stock purchase previously mentioned.

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

TAXES ON INCOME

         Taxes on income consist of current and deferred income taxes required to be recognized for fiscal 1998 and 1997.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company does not engage in hedging or other market structure derivative trading activities. Additionally, the Company's debt obligations are primarily fixed-rate in nature and, as such, are not sensitive to changes in interest rates. The following table summarizes as of February 28, 1999, the amount of fixed-rate indebtedness and the amount of variable-rate indebtedness that will mature during the fiscal years indicated.

        EXPECTED MATURITY DATES OF LONG-TERM DEBT AS OF FEBRUARY 28, 1999
                       (INCLUDING CURRENT PORTION)($000)

                             2000    2001     2002     2003      2004   Thereafter  Total  Fair Value
                            ------  ------   ------   ------    ------  ---------- ------- ----------
Fixed rate debt             $2,278  $2,457   $2,498   $2,630    $2,841    $32,069  $44,773  $45,757
Average interest rate         7.7%    7.7%     7.7%     7.7%      7.7%       7.8%
Variable rate debt             218     220      221      221       223      4,922    6,025    6,025
                                                                                   -------  -------
Average interest rate         7.3%    7.3%     7.3%     7.3%      7.3%       7.3%
Total debt                  $2,496  $2,677   $2,719   $2,851    $3,064    $36,991  $50,798  $51,782
                                                                                   =======  =======

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Stockholders and
Board of Directors of
United Foods, Inc.

         We have audited the accompanying balance sheets of United Foods, Inc. as of February 28, 1999 and 1998, and the related statements of income, stockholders' equity and cash flows for each of the three years in the period ended February 28, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of United Foods, Inc. at February 28, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended February 28, 1999, in conformity with generally accepted accounting principles.

                                             /s/ BDO Seidman, LLP

Memphis, TN
April 1, 1999

                               UNITED FOODS, INC.
                                 BALANCE SHEETS

                        ================================

                                                                                           FEBRUARY 28,
                                                                                  -------------------------------
                                                                                      1999                1998
                                                                                  ------------       ------------
                                          ASSETS
                                          ------
CURRENT:

   Cash and cash equivalents ..............................................       $  2,027,000       $    646,000

   Trade accounts receivable, less allowance of $500,000 and $285,000 for
     possible losses (Notes 1 and 3) ......................................         19,154,000         19,263,000

   Inventories (Notes 2 and 3) ............................................         37,785,000         37,344,000

   Prepaid expenses and miscellaneous .....................................          3,296,000          3,935,000

   Deferred income taxes (Note 5) .........................................          1,641,000          1,249,000
                                                                                  ------------       ------------

       TOTAL CURRENT ASSETS ...............................................         63,903,000         62,437,000
                                                                                  ------------       ------------

PROPERTY AND EQUIPMENT (Note 3):

   Land and land improvements .............................................         13,814,000          9,968,000

   Buildings ..............................................................         22,227,000         21,399,000

   Machinery and equipment ................................................        103,388,000         94,870,000
                                                                                  ------------       ------------

                                                                                   139,429,000        126,237,000

   Less accumulated depreciation and amortization .........................        (80,876,000)       (74,151,000)
                                                                                  ------------       ------------

       NET PROPERTY AND EQUIPMENT .........................................         58,553,000         52,086,000
                                                                                  ------------       ------------

OTHER ASSETS ..............................................................            944,000          1,361,000
                                                                                  ------------       ------------

                                                                                  $123,400,000       $115,884,000
                                                                                  ============       ============


               See accompanying summary of accounting policies and
                         notes to financial statements.

                               UNITED FOODS, INC.
                                 BALANCE SHEETS
                                   (CONCLUDED)

                        ================================

                                                                                           FEBRUARY 28,
                                                                                  -------------------------------
                                                                                      1999                1998
                                                                                  ------------       ------------
                   LIABILITIES AND STOCKHOLDERS' EQUITY
                   ------------------------------------
CURRENT LIABILITIES:

   Accounts payable .......................................................       $ 13,638,000       $ 12,191,000
   Accruals:
     Compensation and related taxes .......................................          2,994,000          2,889,000
     Pension contributions (Note 8) .......................................          1,020,000            965,000
     Income taxes (Note 5) ................................................            514,000             46,000
     Workers' compensation claims (Note 9) ................................          1,209,000            993,000
     Interest .............................................................            311,000            448,000
     Promotional allowances ...............................................          1,566,000            905,000
     Miscellaneous ........................................................            570,000            394,000
   Current maturities of long-term debt (Notes 3 and 8) ...................          2,496,000          4,427,000
                                                                                  ------------       ------------

         TOTAL CURRENT LIABILITIES ........................................         24,318,000         23,258,000

LONG-TERM DEBT, less current maturities (Notes 3 and 8) ...................         48,302,000         42,168,000

DEFERRED INCOME TAXES (Note 5) ............................................          4,512,000          4,710,000
                                                                                  ------------       ------------

         TOTAL LIABILITIES.................................................         77,132,000         70,136,000
                                                                                  ------------       ------------

COMMITMENTS AND CONTINGENCIES (Notes 7, 8, and 9)

STOCKHOLDERS' EQUITY (Note 4):
   Preferred stock, $1 par, shares authorized 10,000,000 ..................                 --                 --
   Common stock, Class A, $1  par, shares authorized 12,000,000;
     outstanding 2,617,243 and 2,616,139 ..................................          2,617,000          2,616,000
   Common stock, Class B, $1 par, shares authorized 6,000,000; outstanding
     4,192,686 and 4,193,790 ..............................................          4,193,000          4,194,000
   Additional paid-in capital .............................................          3,993,000          3,993,000
   Retained earnings (Note 3) .............................................         35,465,000         34,945,000
                                                                                  ------------       ------------
         TOTAL STOCKHOLDERS' EQUITY .......................................         46,268,000         45,748,000
                                                                                  ------------       ------------
                                                                                  $123,400,000       $115,884,000
                                                                                  ============       ============


               See accompanying summary of accounting policies and
                         notes to financial statements.

                               UNITED FOODS, INC.
                              STATEMENTS OF INCOME

                        ================================

                                                                           YEAR ENDED FEBRUARY 28,
                                                           -------------------------------------------------------
                                                                1999                 1998                 1997
                                                           -------------        -------------        -------------
NET SALES AND SERVICE REVENUES (Note 9) ............       $ 206,760,000        $ 195,087,000        $ 195,820,000
COST OF SALES AND SERVICES .........................         167,408,000          158,635,000          159,120,000
                                                           -------------        -------------        -------------

     Gross profit ..................................          39,352,000           36,452,000           36,700,000

SELLING, ADMINISTRATIVE AND GENERAL EXPENSES........          34,133,000           31,610,000           32,028,000
                                                           -------------        -------------        -------------

     Operating income ..............................           5,219,000            4,842,000            4,672,000
                                                           -------------        -------------        -------------

OTHER INCOME (EXPENSE):
   Interest expense ................................          (4,138,000)          (4,141,000)          (3,871,000)
   Miscellaneous income (expense), net .............            (155,000)              53,000              707,000
                                                           -------------        -------------        -------------

     Total other income (expense), net .............          (4,293,000)          (4,088,000)          (3,164,000)
                                                           -------------        -------------        -------------

     Income before taxes on income .................             926,000              754,000            1,508,000

TAXES ON INCOME (Note 5) ...........................             406,000              294,000              586,000
                                                           -------------        -------------        -------------

NET INCOME .........................................       $     520,000        $     460,000        $     922,000
                                                           =============        =============        =============

BASIC AND DILUTED EARNINGS PER COMMON SHARE (Note 6)       $         .08        $         .06        $         .08
                                                           =============        =============        =============




               See accompanying summary of accounting policies and
                         notes to financial statements.

                               UNITED FOODS, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY

                        ================================

                                                 COMMON STOCK - CLASS A              COMMON STOCK - CLASS B
                                             -----------------------------        -----------------------------
                                               SHARES            AMOUNT             SHARES             AMOUNT
                                             ----------        -----------        ----------        -----------
Balance, February 29, 1996 ...........        7,649,457        $ 7,650,000         7,096,180        $ 7,096,000

Net income for the year ..............               --                 --                --                 --
Exchange of Class B common stock for
   Class A common stock ..............            6,000              6,000            (6,000)            (6,000)
Retirement of treasury stock (Note 4)        (2,539,382)        (2,540,000)       (1,396,326)        (1,396,000)
                                             ----------        -----------        ----------        -----------

Balance, February 28, 1997 ...........        5,116,075          5,116,000         5,693,854          5,694,000

Net income for the year ..............               --                 --                --                 --
Exchange of Class B common stock for
   Class A common stock ..............               64                 --               (64)                --
Purchase of treasury stock (Note 4) ..               --                 --                --                 --
Retirement of, and adjustment in
   connection with, treasury stock
   (Note 4) ..........................       (2,500,000)        (2,500,000)       (1,500,000)        (1,500,000)
                                             ----------        -----------        ----------        -----------

Balance, February 28, 1998 ...........        2,616,139          2,616,000         4,193,790          4,194,000

Net income for the year ..............               --                 --                --                 --
Exchange of Class B common stock for
   Class A common stock ..............            1,104              1,000            (1,104)            (1,000)
                                             ----------        -----------        ----------        -----------

Balance, February 28, 1999 ...........        2,617,243        $ 2,617,000         4,192,686        $ 4,193,000
                                             ==========        ===========        ==========        ===========







               See accompanying summary of accounting policies and
                         notes to financial statements.


 ADDITIONAL                                    TREASURY STOCK
  PAID-IN            RETAINED          ------------------------------
  CAPITAL            EARNINGS            SHARES             AMOUNT               TOTAL
-----------        ------------        ----------        ------------        ------------

$ 8,644,000        $ 41,261,000         3,935,708        $(10,117,000)       $ 54,534,000

         --             922,000                --                  --             922,000

         --                  --                --                  --                  --

 (6,181,000)                 --        (3,935,708)         10,117,000                  --
-----------        ------------        ----------        ------------        ------------

  2,463,000          42,183,000                --                  --          55,456,000

         --             460,000                --                  --             460,000

         --                  --                --                  --                  --

         --                  --         4,000,000         (10,168,000)        (10,168,000)


  1,530,000          (7,698,000)       (4,000,000)         10,168,000                  --
-----------        ------------        ----------        ------------        ------------

  3,993,000          34,945,000                --                  --          45,748,000

         --             520,000                --                  --             520,000

         --                  --                --                  --                  --
-----------        ------------        ----------        ------------        ------------

$ 3,993,000        $ 35,465,000                --        $         --        $ 46,268,000
===========        ============        ==========        ============        ============






               See accompanying summary of accounting policies and
                         notes to financial statements.

                               UNITED FOODS, INC.
                            STATEMENTS OF CASH FLOWS

                        ================================

                                                                                  YEAR ENDED FEBRUARY 28,
                                                                   ---------------------------------------------------
                                                                       1999               1998                1997
                                                                   ------------        -----------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income ..............................................       $    520,000        $   460,000        $    922,000
   Adjustments to reconcile net income to net cash provided
     by operating activities:
       Depreciation ........................................          7,119,000          7,285,000           7,859,000
     Provision for losses on accounts receivable ...........            210,000             81,000              60,000
     Net loss (gain) on disposal of property and equipment..            145,000            (51,000)           (314,000)
     Recovery of writedown on property held for disposal....                 --                 --            (212,000)
     Deferred income taxes .................................           (590,000)          (305,000)           (626,000)
     Change in operating assets and liabilities:
       Accounts receivable .................................           (101,000)        (1,811,000)         (3,091,000)
       Inventories .........................................           (441,000)          (650,000)          6,405,000
       Prepaid expenses and miscellaneous ..................            639,000            (64,000)            721,000
       Other assets ........................................           (387,000)           (16,000)            508,000
       Income taxes payable ................................            468,000           (282,000)            122,000
       Accounts payable and accruals .......................          2,117,000          1,270,000             485,000
                                                                   ------------        -----------        ------------
         Net cash provided by operating activities .........          9,699,000          5,917,000          12,839,000
                                                                   ------------        -----------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures ....................................        (12,538,000)        (4,546,000)           (693,000)
   Proceeds from sale of property and equipment ............             17,000             92,000             898,000
                                                                   ------------        -----------        ------------
         Net cash provided (used) by investing activities...       $(12,521,000)       $(4,454,000)       $    205,000
                                                                   ------------        -----------        ------------




               See accompanying summary of accounting policies and
                         notes to financial statements.

                               UNITED FOODS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (CONCLUDED)

                        ================================

                                                                                  YEAR ENDED FEBRUARY 28,
                                                                   ---------------------------------------------------
                                                                       1999               1998                1997
                                                                   ------------        -----------        ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net (repayments) borrowings under line of credit
     agreements .........................................          $ (9,448,000)       $  9,448,000        $(20,095,000)
   Proceeds from long-term borrowings ...................            26,728,000             922,000          14,884,000
   Purchase of treasury stock ...........................                    --         (10,168,000)                 --
   Reduction of long-term debt ..........................           (13,077,000)         (4,791,000)         (5,090,000)
                                                                   ------------        ------------        ------------
         Net cash provided (used) by financing activities             4,203,000          (4,589,000)        (10,301,000)
                                                                   ------------        ------------        ------------

NET INCREASE (DECREASE) IN CASH FOR THE YEAR ............             1,381,000          (3,126,000)          2,743,000

CASH AND CASH EQUIVALENTS, beginning of year ............               646,000           3,772,000           1,029,000
                                                                   ------------        ------------        ------------

CASH AND CASH EQUIVALENTS, end of year ..................          $  2,027,000        $    646,000        $  3,772,000
                                                                   ============        ============        ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
   Interest .............................................          $  3,672,000        $  3,618,000        $  3,690,000
   Income taxes .........................................          $    487,000        $    854,000        $  1,084,000

Non-cash investing and financing activities:

Capital expenditures of $643,000 and $228,000 are included in accounts payable at February 28, 1999 and 1998, respectively.



               See accompanying summary of accounting policies and
                         notes to financial statements.

                               UNITED FOODS, INC.
                         SUMMARY OF ACCOUNTING POLICIES

                        ================================

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

         The Company currently operates six owned facilities in California, Oregon, Tennessee and Utah. Although production varies with the seasons at three frozen vegetable plants, all the facilities operate during a substantial part of the year.

USE OF ESTIMATES

         The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

                        ================================


PROPERTY, EQUIPMENT, DEPRECIATION AND AMORTIZATION

         Property and equipment are stated at cost. Depreciation and amortization on property and equipment are computed principally on the straight-line method for financial reporting purposes over the following estimated useful lives:

                    DESCRIPTION                       YEARS
         -----------------------------------          -----
         Land improvements...................         10-40
         Buildings...........................          5-60
         Machinery and equipment.............          3-13

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

                               UNITED FOODS, INC.
                         SUMMARY OF ACCOUNTING POLICIES
                                   (CONCLUDED)

                        ================================


RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1997, the Financial Accounting Standards Board issued SFAS 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), which supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise." SFAS 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS 131 defines operating segments as components of a company about which separate financial information is available that is evaluated by the chief operating decision maker in deciding how to allocate resources and in assessing performance. In addition, SFAS 131 permits the aggregation of two or more operating segments if it is consistent with the objectives and principles of the statement, if they have similar economic characteristics, and if the segments meet the aggregation criteria set forth in the statement. The Company has determined that its operating segments meet these criteria and, accordingly, no disaggregated information regarding the Company's operating segments has been included in these financial statements.

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS 133 amends the guidance in SFAS No. 52, "Foreign Currency Translation," to permit special accounting for a hedge of a foreign currency forecasted transaction with a derivative. It also supersedes SFAS No. 80, "Accounting for Futures Contracts," SFAS No. 105, "Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk," and SFAS No. 119, "Disclosure about Derivative Financial Instruments." In addition, it amends SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," to include in SFAS No. 107 the disclosure provisions about concentrations of credit risk from SFAS No. 105.

         SFAS 133 is effective for financial statements for periods beginning after June 15, 1999. Historically, the Company has not entered into derivatives contracts either to hedge existing risk or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard to affect its financial statements.

RECLASSIFICATIONS

         Certain prior year amounts in the financial statements have been reclassified to conform to the current year presentation.

                               UNITED FOODS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  (CONCLUDED)

                        ================================

NOTE 1.  RECEIVABLES

         Activity in the allowance for possible losses is summarized as follows:

                                                      YEAR ENDED FEBRUARY 28,
                                              -----------------------------------------
                                               1999            1998             1997
                                              --------       ---------        ---------
Balance at beginning of year ..........       $285,000       $ 308,000        $ 260,000
Charged to expense ....................        210,000          81,000           60,000
Balances written off, net of recoveries          5,000        (104,000)         (12,000)
                                              --------       ---------        ---------

Balance at end of year ................       $500,000       $ 285,000        $ 308,000
                                              ========       =========        =========


NOTE 2.  INVENTORIES

         Inventories are summarized as follows:

                                        FEBRUARY 28,
                               -----------------------------
                                  1999              1998
                               -----------       -----------
Finished products ......       $32,675,000       $31,607,000
Raw materials ..........         2,223,000         2,303,000
Growing crops ..........         2,342,000         2,644,000
Merchandise and supplies           545,000           790,000
                               -----------       -----------
                               $37,785,000       $37,344,000
                               ===========       ===========

                               UNITED FOODS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)

                        ================================


NOTE 3.  LONG-TERM DEBT

         Long-term debt is summarized as follows:

                                                                                                FEBRUARY 28,
                                                                                       --------------------------------
                                                                                           1999                1998
                                                                                       ------------        ------------
6.8% term notes, payable in monthly installments of $241,000, including interest, through January 2009, collateralized by certain real estate and equipment located in California, Oregon and Utah (approximate
   carrying value of $17,800,000) ..............................................       $ 24,900,000         $        --

9.10% term note, payable in monthly installments of $194,000 through March 1998, and $148,000 thereafter, including interest, through March 2007, collateralized by certain real estate and equipment located in Bells,
   Tennessee (approximate carrying value of $27,100,000)........................         13,535,000          14,096,000

8.98% term note, payable in monthly installments of $61,000, including interest, through January 2007, collateralized by certain real estate and equipment
   located in Ogden, Utah (approximate carrying value of $1,900,000) ...........          5,578,000           5,799,000

7.08% to 7.35% notes payable through April 2005, collateralized by certain equipment located in California, Tennessee and Utah (approximate
   carrying value of $822,000) .................................................            760,000                  --

9.25% term notes payable (repaid December 1998) ................................                 --           7,357,000

$18 million revolving credit note payable to bank, collateralized by certain trade receivables and inventories (approximate carrying value of
   $49,100,000), due June 2001, with interest at the bank's prime rate
   less fifty basis points (7.25% at February 28, 1999) ........................                 --           6,448,000

6.97% term note payable (repaid December 1998) .................................                 --           3,857,000

$3 million revolving credit note payable to bank (repaid December 1998) ........                 --           3,000,000

6.48% term note payable (repaid January 1999) ..................................                 --             689,000

Deferred compensation agreements, with interest credited at a rate equal to that which the Company pays on its revolving credit borrowings
   (7.25% at February 28, 1999) (Note 8) .......................................          6,025,000           5,349,000
                                                                                       ------------        ------------
Totals .........................................................................         50,798,000          46,595,000
Less current maturities ........................................................         (2,496,000)         (4,427,000)
                                                                                       ------------        ------------
Long-term debt, less current maturities ........................................       $ 48,302,000        $ 42,168,000
                                                                                       ============        ============

         During fiscal year 1999, borrowings under the revolving credit note averaged $4,890,000, with a maximum amount borrowed of $11,548,000, as compared to fiscal year 1998 when borrowings averaged $6,017,000, with a maximum amount borrowed of $12,508,000.

                               UNITED FOODS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)

                        ================================


NOTE 3.  LONG-TERM DEBT (CONTINUED)

         Principal payments required to be made for each of the next five fiscal years and thereafter are summarized as follows:

         2000 .....               $ 2,496,000
         2001 .....                 2,677,000
         2002 .....                 2,719,000
         2003 .....                 2,851,000
         2004 .....                 3,064,000
         After 2004                36,991,000
                                  -----------
         Total ....               $50,798,000
                                  ===========

         The terms of various notes include certain negative covenants which provide for, among other things, restrictions relating to maximum leverage and the maintenance of minimum levels of working capital and equity, and the payment of dividends. Under the most restrictive of these provisions, retained earnings of $31,730,000 is restricted at February 28, 1999.

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

         On May 19, 1997, the Company initiated a cash tender offer for up to one million shares of its Class A and Class B common stock at a price of $2.50 per share. On June 17, 1997, the Company amended the cash tender offer by extending the expiration date to July 3, 1997, and by increasing the number of shares it offered to purchase from one million shares of its Class A and Class B common stock to up to 2,500,000 shares of its Class A common stock and up to 1,500,000 shares of its Class B common stock, each at a price of $2.50 per share. A total of 2,641,299 shares of Class A common stock and 1,720,932 shares of Class B common stock were validly tendered and not withdrawn in response to the offer, as amended. The purchase of shares was prorated in accordance with the terms of the offer, as amended, for each class of common stock. The purchase, which totaled approximately $10,168,000, including expenses, was funded with borrowings from the Company's revolving credit facilities and available cash.

         The Company had an incentive stock option plan for granting key employees options to purchase shares of the Company's Class A common stock which was terminated, effective with the expiration of all the options outstanding, in December 1997.

                               UNITED FOODS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)

                        ================================

NOTE 4.  COMMON STOCK (CONTINUED)

         James I. Tankersley (the Company's chairman and chief executive officer), Edna W. Tankersley, Kelle T. Northern (a director), Darla T. Darnall (a director) and James W. Tankersley (a director) (collectively the "Jim Tankersley Family") have offered to acquire the remaining shares of the Company's common stock that are not already owned by them in a merger in which the other stockholders would receive $3 per share. The Board of Directors of the Company appointed two outside directors to a special transaction committee. The Board designated the committee for the purpose of evaluating and making recommendations with respect to the proposal. If consummated, the proposal would result in the direct or indirect ownership of the entire equity interest of the Company by the Jim Tankersley Family (Note 9.c.).

NOTE 5.  TAXES ON INCOME

         The components of income tax expense are as follows:

                                     YEAR ENDED FEBRUARY 28,
                         -----------------------------------------------
                           1999               1998               1997
                         ---------        -----------        -----------
 Current:
   Federal .......       $ 719,000        $   475,000        $ 1,006,000
   State .........         277,000            124,000            206,000
                         ---------        -----------        -----------
                           996,000            599,000          1,212,000
                         ---------        -----------        -----------
 Deferred:
   Federal .......        (497,000)          (273,000)          (502,000)
   State .........         (93,000)           (32,000)          (124,000)
                         ---------        -----------        -----------
                          (590,000)          (305,000)          (626,000)
                         ---------        -----------        -----------
Income tax expense       $ 406,000        $   294,000        $   586,000
                         =========        ===========        ===========

                               UNITED FOODS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)

                        ================================


NOTE 5.  TAXES ON INCOME (CONTINUED)

         The components of the net deferred income tax assets and liabilities consist of the following:

                                                           FEBRUARY 28,
                                                  ------------------------------
                                                      1999               1998
                                                  -----------        -----------
Deferred tax assets:
   Jobs and other tax credit carryforwards        $ 1,743,000        $ 2,804,000
   Inventory overhead adjustment ..........           379,000            380,000
   Accrued vacation .......................           472,000            472,000
   Deferred compensation ..................         2,318,000          2,029,000
   Accrued workers' compensation claims ...           366,000            271,000
   Package design costs ...................           283,000            163,000
   Other ..................................           460,000            242,000
                                                  -----------        -----------
Total deferred income tax assets ..........       $ 6,021,000        $ 6,361,000
                                                  ===========        ===========


                                                           FEBRUARY 28,
                                                  ------------------------------
                                                      1999               1998
                                                  -----------        -----------
Deferred income tax liabilities:
   Fixed asset carrying value difference ..       $(8,854,000)       $(9,707,000)
   Other ..................................           (38,000)          (115,000)
                                                  -----------        -----------
Total deferred income tax liabilities .....        (8,892,000)        (9,822,000)
                                                  -----------        -----------
Net deferred income tax liabilities .......        (2,871,000)        (3,461,000)
Current deferred income tax asset .........         1,641,000          1,249,000
                                                  -----------        -----------
Net long-term deferred income tax liability       $(4,512,000)       $(4,710,000)
                                                  ===========        ===========

                               UNITED FOODS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)

                        ================================


NOTE 5.  TAXES ON INCOME (CONTINUED)

         The effective tax rate on income before taxes on income is different from the federal statutory tax rate. The following summary reconciles taxes at the federal statutory tax rate with the effective rate:

                                                                             YEAR ENDED FEBRUARY 28,
                                                                  ------------------------------------------
                                                                    1999            1998            1997
                                                                   PERCENT         PERCENT         PERCENT
                                                                  ---------       ---------       ----------
Taxes on income at statutory rate .........................            34.0            34.0             34.0
Increase (reduction) resulting from:
   State income taxes, net of federal tax benefit .........             5.6             8.1              2.2
   Fuels and jobs tax credits .............................            (5.8)           (5.8)            (3.3)
   Other items ............................................            10.0             2.7              5.9
                                                                  ---------       ---------       ----------
Taxes on income at effective rate .........................            43.8            39.0             38.8
                                                                  =========       =========       ==========


NOTE 6.  EARNINGS PER SHARE AND CAPITAL STOCK

         Earnings per share of common stock and common stock equivalents have been computed using 6,809,929 shares in 1999, 8,256,504 shares in 1998, and 11,077,372 shares in 1997, which represent the weighted average number of shares of Class A and Class B common stock required to be recognized during the respective periods. As of February 28, 1997, holders of substantially all of the Company's common stock options had agreed not to exercise their options in exchange for an agreed-upon amount of deferred compensation and, therefore, the assumed exercise of the common stock options is not included in the computation of common stock equivalents for 1998, but were included in computing the weighted average number of shares for 1997 due to the fact that the agreements to allow options to expire were not signed until late February 1997.

         Earnings per share has been calculated using the following weighed average number of shares:

                                                                    1999            1998             1997
                                                                  ---------       ---------       ----------
Weighted average number of common shares used for Basic EPS       6,809,929       8,256,504       10,809,929
Effect of dilutive stock options ..........................              --              --          267,443
                                                                  ---------       ---------       ----------
Weighted average number of common shares and dilutive
   potential common stock used in diluted EPS .............       6,809,929       8,256,504       11,077,372
                                                                  =========       =========       ==========

NOTE 7.  LEASES

         The Company leases certain property, including land used in farming operations, and equipment under noncancellable leases which expire at various dates to 2013. In most cases, management expects that in the normal course of business, leases that expire will be renewed or replaced by other leases.

                               UNITED FOODS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)

                        ================================


NOTE 7.  LEASES (CONTINUED)

         The future minimum lease payments required under operating leases that have initial or remaining noncancellable terms in excess of one year were as follows:

               YEAR ENDING FEBRUARY 28 OR 29,
               ------------------------------
               2000..........................            $ 2,315,000
               2001..........................              2,274,000
               2002..........................              1,587,000
               2003..........................              1,242,000
               2004 .........................                811,000
               After 2004 ...................              3,883,000
                                                         -----------
               Total minimum lease payments..            $12,112,000
                                                         ===========

         Rent expense under operating leases amounted to $3,808,000, $3,588,000 and $3,552,000 for the years ended February 28, 1999, 1998 and 1997, respectively.

         Certain leases contain renewal options and some have purchase options, and generally provide that the Company shall pay for insurance, taxes and maintenance.

NOTE 8.  EMPLOYEE BENEFIT PLANS

PENSION PLANS

         The Company had a defined contribution pension plan for hourly non-clerical employees. Contributions to the plan were based upon hours worked during the plan year and participants could make voluntary contributions to the plan of up to 10% of their compensation (as defined). The Company paid all administrative expenses related to the plan. Cost of the plan charged to operations for fiscal 1998 and 1997 amounted to approximately $499,000 and $463,000, respectively. This plan was terminated on February 28, 1998.

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

         On March 1, 1998, the Company established a defined contribution plan for certain salaried and hourly employees. The plan provides for a dollar for dollar match by the Company of participant contributions up to 3% of compensation (as defined) and for participants to make additional voluntary contributions to the plan of up to 22% of their compensation (as defined). Cost of the plan charged to operations for fiscal 1999 amounted to approximately $514,000.

                               UNITED FOODS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                    (CONTINUED)

                        ================================


NOTE 8.  EMPLOYEE BENEFIT PLANS (CONTINUED)

INCENTIVE PLANS

         During 1997, the Company had an incentive compensation plan, now terminated, which computed benefits in accordance with a formula which incorporated net after tax profits, return on average assets and return on equity. Costs of the plan charged to operations for fiscal 1997 was approximately $241,000.

         The Company adopted incentive compensation plans in fiscal 1998 which cover certain key employees. Company benefits under the plans are discretionary. Costs of the plans charged to operations for fiscal 1999 and 1998 were approximately $350,000 and $277,000, respectively. The Company has also adopted an incentive compensation plan for the Chairman of the Board which computes benefits in accordance with a formula which incorporates earnings before interest, taxes, depreciation and amortization. Cost of the plan charged to operations for fiscal 1999 and 1998 were approximately $438,000 and $280,000, respectively.

         A portion of the benefits provided under these plans were credited to deferred compensation accounts which earn an interest rate equal to that which the Company pays on its revolving credit borrowings. Interest expense during fiscal 1999, 1998 and 1997 includes approximately $41,000, $41,000 and $36,000, respectively, related to these accounts.

OTHER BENEFIT PLANS

         The Company also has a deferred compensation plan which permits directors and certain management employees to defer portions of their compensation and earn a guaranteed interest rate on the deferred amounts. The salaries, which have been deferred since the inception of the plans, have been accrued and the primary expense, other than salaries, related to this plan is interest on the deferred amounts. Interest is credited to participant accounts at a rate equal to that which the Company pays on its revolving credit borrowings. Interest expense during fiscal 1999, 1998 and 1997 includes $182,000, $178,000 and $139,500, respectively, related to these plans.

         In February 1997, the Company adopted a non-contributory, unqualified supplemental retirement plan for management employees, whereby an amount specified by the board of directors is held in a deferred compensation account for each covered employee to be paid either in a lump sum or in approximate equal installments over ten years at the date of such employee's retirement from the Company. The board of directors specified that each management employee currently holding the Company's incentive stock options be offered the alternative of receiving deferred compensation under the plan in an amount equal to $1 for each unexercised stock option currently held. Any employee electing to so participate was required to agree not to exercise the related options through the option expiration date in December 1997. Employees holding 829,384 options elected to participate in this deferred compensation plan, resulting in a charge to operations of $829,384 in 1997. Interest is credited to participant accounts at a rate equal to that which the Company pays on its revolving credit borrowings. Interest expense during fiscal 1999 and 1998 includes $72,000 and $74,000, respectively, related to this plan.

                               UNITED FOODS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)

                        ================================


NOTE 8.  EMPLOYEE BENEFIT PLANS (CONTINUED)

         The Company also has a non-contributory, unqualified supplemental retirement plan for eight officers whereby a calculated amount is held in a deferred salary account for each covered officer. The calculation provides an amount sufficient to adjust the officers' annual United Foods, Inc.-sourced after income tax earnings for 1993 and each year thereafter to the level it would have been using 1992 federal tax rates, assuming standard deductions and no other income. The deferred salary will be paid in approximate equal installments over ten years upon the latter of such officer's date of disability as defined, termination from the Company, or 65th birthday. The compensation expense for this plan in fiscal 1999, 1998 and 1997 was $221,000, $264,000 and $242,000, respectively. Interest is credited to participant accounts at a rate equal to that which the Company pays on its revolving credit borrowings. Interest expense during fiscal 1999, 1998 and 1997 includes $136,000, $121,000 and $88,000, respectively, related to this plan.

         The Company has included $6,025,000 and $5,349,000 in long-term debt at February 28, 1999 and 1998, respectively, to reflect its liability under these unfunded plans.

NOTE 9.  COMMITMENTS AND CONTINGENCIES

A.  SALES AND MAJOR CUSTOMER

         A large part of the Company's sales are made in the retail market and a significant proportion of the retail grocery trade in the United States is concentrated in the hands of national grocery chains. As such, a large part of the Company's revenue is derived from sales to these chains. Sales to one of the Company's customers totaled $27,036,000, $26,374,000 and $22,328,000, representing 13.1%, 13.5% and 11.4% of total Company revenues in 1999, 1998 and 1997, respectively. Competition results in changes in the Company's customer base over time and it is, therefore, possible that the Company may lose one or more of its largest customers over time and, as a result, operations could be materially impacted.

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

                        ================================


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

         During March 1999, a complaint was filed against the Company and its directors by a stockholder of the Company in a Delaware Chancery Court. The complaint seeks class action status and requests injunctive and other relief with respect to a pending proposal by the Jim Tankersley Family to acquire the remaining shares of the Company's common stock that are not owned by them for $3.00 per share in cash. The Company believes the complaint to be without merit (Note 4).

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

         Long-term debt - Current market values for debt instruments with fixed interest rates are estimated based on borrowing rates currently available to the Company for loans with similar terms. At February 28, 1999, the estimated fair value of debt instruments with fixed interest rates was approximately $45,757,000 as compared with the carrying value of such instruments of $44,773,000.

         The remaining assets and liabilities of the Company are not considered financial instruments and have not been valued differently than is customary under historical cost accounting.

                               UNITED FOODS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONCLUDED)

                        ================================


NOTE 11.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                         1ST            2ND            3RD           4TH
                                                     -----------   ------------    -----------   ------------
     YEAR ENDED FEBRUARY 28, 1999:
     -----------------------------
Revenues .........................................   $49,934,000   $ 45,888,000    $55,525,000   $ 55,413,000
Gross profit .....................................     9,389,000      7,940,000     10,845,000     11,178,000
Income (loss) from operations before taxes
   on income (benefit) ...........................       401,000       (775,000)     1,074,000        226,000
Net income (loss) ................................       247,000       (477,000)       661,000         89,000
Basic and diluted earnings (loss) per common share           .04           (.07)           .10            .01

     YEAR ENDED FEBRUARY 28, 1998:
     -----------------------------
Revenues .........................................   $46,963,000   $ 42,579,000    $51,407,000   $ 54,138,000
Gross profit .....................................     8,878,000      6,873,000      9,429,000     11,272,000
Income (loss) before taxes on income (benefit) ...       650,000        176,000      1,470,000     (1,542,000)
Net income (loss) ................................       400,000       (949,000)       108,000        901,000
Basic and diluted earnings (loss) per common share           .04           (.11)           .02            .13

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

DIRECTORS

         DR. JOSEPH A. GEARY (AGE 46), CLASS A DIRECTOR

         Minister, St. Paul United Methodist Church, Memphis, Tennessee since 1996. He has been a Director of the Company since 1991.

         B. M. ENNIS (AGE 61), CLASS B DIRECTOR

         President of the Company since 1989. Mr. Ennis has been associated with the Company since 1968 and has been a Director of the Company since 1978.

         DANIEL B. TANKERSLEY(AGE 52), CLASS B DIRECTOR

         Chief manager of Dover Communications LLC, a political consulting, direct mail and media broker since 1998. Vice Chairman of the Board from 1992 to 1998 and Secretary of the Company from 1978 to 1998. Mr. Tankersley was Executive Vice President and General Counsel of the Company from 1989 to 1992 and Vice President of the Company from 1979 to 1989. He has been associated with the Company since 1973 and has been a Director of the Company since 1979.

         JAMES I. TANKERSLEY (AGE 57), CLASS B DIRECTOR

         Chairman of the Board of the Company since 1986. Mr. Tankersley has been the Chief Executive Officer of the Company since 1983 and served as President of the Company from 1977 to 1989. He has been associated with the Company since 1964 and has been a Director of the Company since 1972.

         JOHN S. WILDER (AGE 77), CLASS A DIRECTOR

         Speaker of the Senate and Lieutenant Governor of the State of Tennessee since 1970 and has served continuously in the Tennessee State Legislature since 1968, having served two year terms in 1959 and 1966. Governor Wilder is an attorney with Wilder and Johnston, PLC, a law firm in Somerville, Tennessee and is also Chairman of the Board of Cumberland Bancorp, Inc., a director of Cumberland Bank of Carthage, Tennessee, Chairman of the Board of First Federal Bankshares, Inc., a director of First Federal Bank, FSB of Collierville, Tennessee and a director of the Bank of Green Hills of Nashville, Tennessee. He is Vice-President of the Longtown Supply Company, Inc. of Longtown, Tennessee, a farming, cotton-ginning and merchandise business, a partner in Longtown Farms, a partnership engaged in the business of farming and a director of Health Management, Inc., a pathological waste disposal company. He has been a Director of the Company since 1979.

         DARLA T. DARNALL (AGE 35), CLASS B DIRECTOR

         Marketing Analyst for the Company's Pictsweet Frozen Foods Division from 1985 to 1990. Mrs. Darnall has been associated with the Company since 1981 and has been a Director of the Company since 1990.

         KELLE T. NORTHERN (AGE 32), CLASS B DIRECTOR

         Manager - Human Resources for the Company's Pictsweet Frozen Foods Division from 1990 to 1996. Mrs. Northern has been associated with the Company since 1982 and has been a Director of the Company since 1991.

         THOMAS A. HOPPER, JR. (AGE 39), CLASS A DIRECTOR

         President since 1993 of the Hopper Company, a media and strategic consulting business. He was a regional director of the Republican National Committee from 1993 to 1997. He has been a Director of the Company since 1997.

         CARL W. GRUENEWALD, II (AGE 65), CLASS B DIRECTOR

         Senior Vice President-Finance of the Company since 1982 and Treasurer of the Company since 1977. Mr. Gruenewald has been associated with the Company since 1966 and has been a Director of the Company since 1981.

         JULIA T. WELLS (AGE 60), CLASS B DIRECTOR

         Director of Marketing Services for the Company's Pictsweet Frozen Foods Division since 1986. Mrs. Wells has been associated with the Company since 1964 and has been a Director of the Company since 1990.

         JAMES W. TANKERSLEY (AGE 27), CLASS B DIRECTOR

         Purchasing Manager for the Company since 1995 and a Director of the Company since 1997 and has been associated with the Company since 1987.

EXECUTIVE OFFICERS

         The names and positions of all the executive officers of the Company are listed below along with their business experience during the past five years. Officers are appointed annually by the Board of Directors at the meeting of directors immediately following the Annual Meeting. There are no arrangements or understandings between any officer and any other person pursuant to which the officer was appointed.

NAME, AGE AND POSITION                   BUSINESS EXPERIENCE DURING PAST FIVE YEARS
--------------------------------------   ----------------------------------------------------------------
James I. Tankersley, 57...............   Chairman of the Board since 1986; Chief Executive Officer since
   Chairman of the Board and             1983.
   Chief Executive Officer

B. M. Ennis, 61.......................   President since 1989.
   President

Carl W. Gruenewald, II, 65............   Senior Vice President and Chief Financial Officer since 1982 and
   Senior Vice President, Chief          Treasurer since 1977.
   Financial Officer and
   Treasurer

Donald Dresser, 51....................   Senior Vice President, Administration and Secretary since August
   Senior Vice President,                1998. Executive Vice President and Director of Development from
   Administration and Secretary          1989 to August 1998.

Mason A. Leonard, 54..................   Division President since 1989.
   Division President Pictsweet
   Frozen Foods

John D. Haltom, 51....................   Division President since 1990.
   Division President Pictsweet
   Mushroom Farms

FAMILY RELATIONSHIPS

         James I. Tankersley, Daniel B. Tankersley and Julia T. Wells are brothers and sister. Darla T. Darnall and Kelle T. Northern are the daughters and James W. Tankersley is the son of James I. Tankersley. These are the only family relationships between any director or executive officer and any other director or executive officer of the Company.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Based solely on a review of the reports furnished to the Company or written representations from the Company's directors and executive officers, the Company believes that none of its directors, officers, or ten percent shareholders failed to file on a timely basis reports required by Section 16 (a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") during the most recent fiscal year.

ITEM 11.          EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

         The following table sets forth the total annual compensation paid or accrued by the Company during the three years ended February 28, 1999 for the account of each of the Chief Executive Officer and four most highly compensated executive officers of the Company whose total cash compensation exceeded $100,000:

                                                           ANNUAL COMPENSATION
                                                          --------------------      ALL OTHER
          NAME AND PRINCIPAL POSITION            YEAR      SALARY       BONUS   COMPENSATION(1)(2)
          ---------------------------            ----      ------       -----   ------------------
James I. Tankersley ........................     1999     $750,000     $438,400     $312,218
   Chairman & CEO                                1998      750,000      282,317      335,960
                                                 1997      750,000       51,417      220,299
Daniel B. Tankersley .......................     1999     $221,153     $     --     $ 96,186
   Vice Chairman & Secretary (3)                 1998      500,000       31,116      179,978
                                                 1997      500,000       33,873      161,010
B. M. Ennis ................................     1999     $250,000     $ 34,623     $107,438
   President                                     1998      250,000       14,847       95,198
                                                 1997      250,000       16,080      290,709
Carl W. Gruenewald, II .....................     1999     $235,000     $ 32,646     $110,512
   Senior VP, CFO & Treasurer                    1998      235,000       14,002       96,206
                                                 1997      235,000       15,177      199,821
Donald Dresser .............................     1999     $287,000     $ 38,573     $ 34,079
   Senior Vice President, Administration and     1998      256,600       14,915       54,653
   Secretary                                     1997      235,000       14,957      275,502
Mason A. Leonard ...........................     1999     $278,000     $ 36,527     $ 23,968
   President, Pictsweet Frozen Foods             1998      228,691       13,053       44,613
                                                 1997      175,000       10,856      165,493

------------

(1)  Represents:

                                                                   UNFUNDED   GROUP LIFE
                                                      COMMITTEE   RETIREMENT   INSURANCE
 NAME AND PRINCIPAL POSITION     YEAR    BOARD FEES     FEES        PLANS       PREMIUMS
 ---------------------------     ----    ----------     ----        -----       --------
James I. Tankersley ........     1999     $53,750     $     --     $142,795     $25,873
   Chairman & CEO                1998      52,000       17,500      123,027      23,779
                                 1997      52,000       30,000      118,150      20,149
Daniel B. Tankersley .......     1999     $53,750     $     --     $ 27,893     $ 6,260
   Vice Chairman & Secretary     1998      52,000       17,500       74,615       8,027
                                 1997      52,000       30,000       71,931       7,079
B. M. Ennis ................     1999     $53,750     $     --     $ 30,959     $22,729
   President                     1998      52,000           --       24,265      18,933
                                 1997      52,000           --      221,499      17,210

Carl W. Gruenewald, II .....     1999     $53,750     $     --     $ 29,920     $26,842
   Senior VP, CFO & Treasurer    1998      52,000           --       23,649      20,557
                                 1997      52,000           --      127,127      20,694
Donald Dresser .............     1999     $    --     $     --     $ 26,017     $ 8,062
   Senior Vice President,        1998          --       28,000       18,975       7,678
   Administration and Secretary  1997          --       52,000      217,549       5,953
Mason A. Leonard ...........     1999     $    --     $     --     $ 18,409     $ 5,559
   President, Pictsweet Frozen   1998          --       28,000       11,154       5,459
   Foods                         1997          --       52,000      108,306       5,187

(2) Includes a non-accountable expense allowance and reimbursement for related tax effect in the amount of $89,900 and $119,654 for the Chairman during fiscal 1999 and 1998, respectively, and $8,283 and $27,836 for the Vice Chairman during fiscal 1999 and 1998, respectively.

(3) Mr. Daniel B. Tankersley resigned as the Company's Vice Chairman and Secretary in August 1998.

OPTION/SAR GRANTS

         The Company did not grant stock options or stock appreciation rights ("SARs") to any of the officers named in the Summary Compensation Table during the last fiscal year.

OPTION/SAR EXERCISES AND FISCAL YEAR-END OPTION/SAR VALUES

         None of the officers named in the Summary Compensation Table exercised stock options or SARs during the last fiscal year or held unexercised options or SARs at fiscal year-end.

COMPENSATION OF DIRECTORS

         All directors of the Company receive an annual fee of $45,000 for service on the Board of Directors and $1,750 for each meeting of the Board of Directors attended (not including telephone meetings). In addition, any director subject to self-employment tax is reimbursed for one-half of the self-employment taxes payable with respect to director or committee fees, plus an amount equal to the additional taxes resulting from such reimbursement. Mrs. Darnall and Mrs. Northern, non-employee directors, receive additional compensation in the form of personal travel expense reimbursement and use of a Company car, but in no case does the value of such compensation exceed $15,000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth as of May 4, 1999 the number of shares of Common Stock which are, to the best of management's belief, controlled or beneficially owned, directly or indirectly, by each of the present directors and nominees, by each executive officer of the Company named in the Summary Compensation Table, all directors and executive officers of the Company as a group and any holders of five percent or more of either class of Common Stock:

                                                                BENEFICIAL STOCK OWNERSHIP
                                                   ----------------------------------------------------
                                                                PERCENT OF                   PERCENT OF
                     NAME                          CLASS A(1)   CLASS(2)(3)    CLASS B        CLASS(3)
                     ----                          ----------   -----------    -------        --------
Darla T. Darnall ..........................         440,871         14.4%       440,871         10.5%
Donald Dresser ............................              --           --             --           --
B. M. Ennis ...............................              --           --             --           --
Dr. Joseph A. Geary .......................           1,000            *             --           --
Carl W. Gruenewald, II ....................              --           --             --           --
Thomas A. Hopper, Jr ......................              --           --             --           --
Mason A. Leonard ..........................           1,000            *            500            *
Kelle T. Northern .........................         440,871         14.4%       440,871         10.5%
Daniel B. Tankersley ......................         712,176         24.3%       312,783          7.5%
James I. Tankersley(4) ....................       2,553,415         49.4%     2,553,415         60.9%
James W. Tankersley .......................         440,871         14.4%       440,871         10.5%
Julia T. Wells ............................         327,770         12.5%            --           --
John S. Wilder ............................           1,000            *          1,000            *
Jim Tankersley Family(5) ..................       2,553,415         49.4%     2,553,415         60.9%
All Directors and Executive Officers of the
    Company as a Group (14 Persons) .......       3,605,561         65.7%     2,871,698         68.5%

(1) The following table shows shares of Class A Common Stock, included in the number of shares beneficially owned, which may be acquired upon the conversion of Class B Common Stock.

                                        NUMBER OF                                              NUMBER OF
                 NAME                    SHARES                   NAME                           SHARES
                 ----                    ------                   ----                           ------
Darla T. Darnall......................    440,871  James W. Tankersley.........................   440,871
Mason A. Leonard......................        500  Daniel B. Tankersley........................   312,783
Kelle T. Northern.....................    440,871  All Directors and Executive Officers of the
James I. Tankersley(4)................  2,553,415  Company as a Group (14 person).............  2,871,698

(2) Total Class A shares used to calculate percent of class includes the shares of Class A Common Stock which may be acquired by the beneficial owner upon the conversion of Class B Common Stock. See Note (1).

(3)  (*) Indicates less than one percent of class.

(4) Includes shares beneficially owned by other members of the Jim Tankersley Family.

(5) The following table sets forth information with respect to shares of Common Stock beneficially owned by the members of the Jim Tankersley Family:

                                         PERCENT OF                  PERCENT OF
      NAME                CLASS A(1)     CLASS(2)(3)  CLASS B        OF CLASS(3)
      ----                ----------     -----------  -------        -----------
Darla T. Darnall ......     440,871         14.4%       440,871         10.5%
Kelle T. Northern .....     440,871         14.4%       440,871         10.5%
Edna W. Tankersley ....       9,474            *          9,474            *
James I. Tankersley ...   1,221,328         31.8%     1,221,328         29.1%
James W. Tankersley ...     440,871         14.4%       440,871         10.5%

     James I. Tankersley has no power to vote or dispose of and disclaims beneficial ownership of the 9,474 shares of Class B Common Stock owned by his spouse, Edna W. Tankersley. All members of the above group may be reached at Ten Pictsweet Drive, Bells, Tennessee 38006.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On September 16, 1998, James I. Tankersley (the Company's chairman and chief executive officer), his wife, Edna W. Tankersley, and their children, Kelle T. Northern (a director of the Company), Darla T. Darnall (a director of the Company) and James W. Tankersley (a director of the Company) (collectively the "Jim Tankersley Family") offered to acquire the remaining shares of the Company's common stock that are not already owned by them in a merger in which the other stockholders would receive $3.00 per share. The Board of Directors of the Company appointed two outside directors to a special transaction committee. The Board designated the committee for the purpose of evaluating and making recommendations with respect to the proposal.

     On May 14, 1999, after receiving the recommendation of the special transaction committee, the Company entered into the Merger Agreement with Pictsweet LLC, a Delaware limited liability company and UF Acquisition Corp., a wholly-owned subsidiary of Pictsweet LLC, pursuant to which UF Acquisition Corp. will be merged with and into the Company (the "Merger") with the Company being the surviving corporation and becoming a wholly-owned subsidiary of Pictsweet LLC, subject to the conditions set forth in the Merger Agreement. Pursuant to the Merger Agreement, all of the outstanding public shares of the Company's Common Stock, except for Common Stock held by Pictsweet LLC and Common Stock owned by stockholders who perfect their appraisal rights in accordance with Delaware law, will be converted into the right to receive $3.50 per share in cash. Consummation of the Merger is subject to certain conditions, including the approval of the Merger Agreement by (i) a majority of all votes of the outstanding shares of Common Stock entitled to vote thereon and (ii) a majority of all shares of Common Stock entitled to vote thereon which are actually voted "for" or "against" the proposal (in item (ii), (x) excluding from such computation all Common Stock held by any of the Jim Tankersley Family (as defined in the Merger Agreement) or Pictsweet LLC and (y) counting each share of Common Stock actually voted as one full vote, regardless of class). If consummated, the Jim Tankersley Family will directly or indirectly own the entire equity interest of the Company.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

FINANCIAL STATEMENTS INCLUDED IN PART II OF THIS REPORT

         Report of Independent Certified Public Accountants.

         Balance Sheets at February 28, 1999 and February 28, 1998.

         Statements of Operations for the years ended February 28, 1999, 1998 and 1997.

         Statements of Stockholder's Equity for the years ended February 28, 1999, 1998 and 1997.

         Statements of Cash Flows for the years ended February 28, 1999, 1998 and 1997.

         Summary of Accounting Policies

         Notes to Financial Statements

FINANCIAL STATEMENT SCHEDULES INCLUDED IN PART IV OF THIS REPORT

         Schedules have not been filed because the conditions requiring the filing do not exist or the required information is given in the financial statements, including the notes thereto.

EXHIBITS INCLUDED IN PART IV OF THIS REPORT

         See "Index to Exhibits."

REPORTS ON FORM 8-K

         The Company filed a Form 8-K dated March 18, 1999, disclosing that a Complaint was filed against the Company and its directors by a stockholder of the Company in a Delaware Chancery Court with respect to the proposal by the Jim Tankersley Family.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       UNITED FOODS, INC.
                                       /s/ United Foods, Inc.

May 10, 1999                           By: /s/ Carl W. Gruenewald, II
                                           --------------------------
                                           Carl W. Gruenewald, II
                                           Director, Senior Vice President,
                                           Chief Financial Officer and Treasurer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                Title                   Date

     /s/ James I. Tankersley             Chairman of the Board   May 10, 1999
-------------------------------------
James I. Tankersley

    /s/ B. M. Ennis                      President               May 10, 1999
-------------------------------------
B. M. Ennis

   /s/ Daniel B. Tankersley              Director                May 10, 1999
-------------------------------------
Daniel B. Tankersley

   /s/ Joseph A. Geary                   Director                May 10, 1999
-------------------------------------
Joseph A. Geary

   /s/ Darla T. Darnall                  Director                May 10, 1999
-------------------------------------
Darla T. Darnall

   /s/ Julia T. Wells                    Director                May 10, 1999
-------------------------------------
Julia T. Wells

   /s/ Kelle T. Northern                 Director                May 10, 1999
-------------------------------------
Kelle T. Northern

   /s/ John S. Wilder                    Director                May 10, 1999
-------------------------------------
John S. Wilder

   /s/ James W. Tankersley               Director                May 10, 1999
-------------------------------------
James W. Tankersley

   /s/ Thomas A. Hopper, Jr.             Director                May 10, 1999
-------------------------------------
Thomas A. Hopper, Jr.

                               UNITED FOODS, INC.

                                INDEX TO EXHIBITS

Exhibit                                Exhibit
Number                               Description
-------        -----------------------------------------------------------------

3.1            Certificate of Incorporation of United Foods, Inc., as amended,
               Exhibit 3.1 to the Annual Report on Form 10-K of United Foods, Inc. filed for the fiscal year ended February 28, 1998, is incorporated by reference herein (restated electronically for SEC filing purposes only).
3.2 By-Laws of United Foods, Inc., as amended, Exhibit 3.2 to the Annual Report on Form 10-K of United Foods, Inc. filed for the fiscal year ended February 28, 1998, is incorporated by reference herein (restated electronically for SEC filing purposes only).
10.1 Loan Agreement, Revolving Credit Note and Security Agreement between First American National Bank and United Foods, Inc., all dated April 7, 1993, Exhibit 10.6 to the Annual Report on Form 10-K of United Foods, Inc. filed for the fiscal year ended February 28, 1993, is incorporated by reference herein.
10.2 First Amendment dated June 29, 1994, to that certain Revolving Loan Agreement between First American National Bank and United Foods, Inc., dated April 7, 1993, Exhibit 10.10 to the Annual Report on Form 10-K of United Foods, Inc. filed for the fiscal year ended February 28, 1995, is incorporated by reference herein.
10.3 Second Amendment dated June 1, 1995, to that certain Revolving Loan Agreement between First American National Bank and United Foods, Inc., dated April 7, 1993, Exhibit 10.12 to the Annual Report on Form 10-K of United Foods, Inc. filed for the fiscal year ended February 29, 1996, is incorporated by reference herein.
10.4 Modification dated June 21, 1995, to that certain Revolving Loan Agreement between First American National Bank and United Foods, Inc., dated April 7, 1993, Exhibit 10.13 to the Annual Report on Form 10-K of United Foods, Inc. filed for the fiscal year ended February 29, 1996, is incorporated by reference herein.
10.5 Third Amendment dated September 1, 1995, to that certain Revolving Loan Agreement between First American National Bank and United Foods, Inc., dated April 7, 1993, Exhibit 10.14 to the Annual Report on Form 10-K of United Foods, Inc. filed for the fiscal year ended February 29, 1996, is incorporated by reference herein.
10.6 Modification dated December 31, 1995, to that certain Revolving Loan Agreement between First American National Bank and United Foods, Inc., dated April 7, 1993, Exhibit 10.15 to the Annual Report on Form 10-K of United Foods, Inc. filed for the fiscal year ended February 29, 1996, is incorporated by reference herein.
10.7 Fourth Amendment, dated February 7, 1997, to that certain Revolving Loan Agreement between First American National Bank and United Foods, Inc., dated April 7, 1993, Exhibit 10.19 to the Annual Report on Form 10-K of United Foods, Inc. filed for the fiscal year ended February 28, 1997, is incorporated by reference herein.
10.8 Fifth Amendment, dated May 15, 1997, to that certain Revolving Loan Agreement between First American National Bank and United Foods, Inc. dated April 7, 1993, Exhibit (b) (8) to the Schedule 13E-4 of United Foods, Inc. filed on May 20, 1997, is incorporated by reference herein.

Exhibit                                Exhibit
Number                               Description
-------        -----------------------------------------------------------------

10.9           Sixth Amendment, dated June 17, 1997, to that certain Revolving
               Loan Agreement between First American National Bank and United
               Foods, Inc. dated April 7, 1993, Exhibit (b) (9) to the Schedule
               13E-4/A-2 of United Foods, Inc. filed on June 18, 1997, is incorporated by reference herein.
10.10          Seventh Amendment, dated July 16, 1998, to that certain Revolving
               Loan Agreement between First American National Bank and United
               Foods, Inc. dated April 7, 1993, filed as Exhibit 10.1 to the quarterly report on Form 10-Q of United Foods, Inc. filed for the fiscal quarter ended August 31, 1998, is incorporated by
               reference herein.
10.11          Loan Agreement and Secured Promissory Note between United Foods,
               Inc. and Metropolitan Life Insurance Company all dated January 7,
               1997, Exhibit 10.22 to the Annual Report on Form 10-K of United
               Foods, Inc. filed for the fiscal year ended February 28, 1997, is incorporated by reference herein.
10.12          Consolidation, Renewal, and Restatement of Deed of Trust and
               Security Agreement, and Consolidation, Renewal, and Restatement
               of Promissory Notes each between United Foods, Inc. and the
               Northwestern Mutual Life Insurance Company all dated January 30,
               1997, Exhibit 10.23 to the Annual Report on Form 10-K of United
               Foods, Inc. filed for the fiscal year ended February 28, 1997, is incorporated by reference herein.
10.13          Promissory Note in the principal amount of $10,000,000 and Deed of Trust between United Foods, Inc. and Monumental Life Insurance
               Company, dated December 15, 1998, Exhibit 10.1 to the quarterly report on Form 10-Q of United Foods, Inc. filed for the fiscal quarter ended November 30, 1998, is incorporated by reference herein.
10.14          Promissory Note in the principal amount of $15,000,000 and Deeds of Trust between United Foods, Inc. and Monumental Life Insurance
               Company, dated December 15, 1998, Exhibit 10.2 to the quarterly report on Form 10-Q of United Foods, Inc. filed for the fiscal quarter ended November 30, 1998, is incorporated by reference herein.
10.15*         United Foods, Inc. Second Management Retirement Plan dated
               February 26, 1997, Exhibit 10.24 to the Annual Report on Form
               10-K of United Foods, Inc. filed for the fiscal year ended
               February 28, 1997, is incorporated by reference herein.
10.16*         United Foods, Inc. Incentive Compensation Plan for the Chairman
               of the Board of Directors dated August 12, 1997, Appendix A to the Proxy Statement of United Foods, Inc., filed August 18, 1997, is incorporated by reference herein.
10.17          Master Security Agreement between United Foods, Inc. and General
               Electric Credit Corporation, dated March 17, 1999.
10.18          Aircraft Security Agreement dated April 29, 1999 and Promissory
               Note dated April 30, 1999 in the principal amount of $5,400,000 between United Foods, Inc. and Ridgebury Funding, L.L.C.
10.19          Cross-Collateral and Cross-Default Agreement between United
               Foods, Inc. and General Electric Capital Corporation, dated April
               29, 1999.
10.20*         United Foods, Inc. Master Deferred Compensation Plan dated May
               10, 1999.
10.21          Agreement and Plan of Merger, dated as of May 14, 1999, by and between United Foods, Inc., Pictsweet LLC and UF Acquisition
               Corp., Exhibit 2 to the Current Report on Form 8-K of United
               Foods, Inc. dated May 19, 1999, is incorporated herein by
               reference.
27             Financial Data Schedule (for SEC use only).

*Compensatory Plan.