Form 10-Q
period 1999-05-31
UNITED FOODS INC
filed 1999-06-25
CIK 728258

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

                            ------------------------

(MARK ONE)

   [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MAY 31, 1999

                                       OR
   [ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)OF
                      THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM
                           TO

                         COMMISSION FILE NUMBER 1-8574

                               UNITED FOODS, INC.
             (Exact name of registrant as specified in its charter)

                                    DELAWARE
                            (State of Incorporation)
                                   74-1264568
                      (I.R.S. Employer Identification No.)

                         TEN PICTSWEET DRIVE, BELLS, TN
                    (Address of principal executive offices)
                                     38006
                                   (Zip Code)

       Registrant's telephone number, including area code: (901) 422-7600

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     On June 18, 1999, 2,617,243 shares of Class A Common Stock and 4,192,686 shares of Class B Common Stock of United Foods, Inc. were outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

                                                                       PAGE
                                                                       -----
Part I:  Financial Information:
Item 1:  Financial Statements:
         Balance Sheets..............................................      3
         Statements of Income........................................      4
         Statements of Cash Flows....................................      5
         Notes to Financial Statements...............................    6-7

Item 2:  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................   8-13
Part
  II:    Other Information and Signatures............................     14

PART I -- FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

                               UNITED FOODS, INC.

                                 BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                               MAY 31,      FEBRUARY 28,
                                                                1999            1999
                                                              ---------     ------------
                                                              UNAUDITED
ASSETS
Current Assets:
  Cash......................................................  $  6,764        $  2,027
  Accounts Receivable.......................................    15,349          19,154
  Inventories (Note 3)......................................    41,705          37,785
  Prepaid Expenses and Miscellaneous........................     2,892           3,296
  Deferred Income Taxes (Note 4)............................     1,641           1,641
                                                              --------        --------
          Total Current Assets..............................    68,351          63,903
                                                              --------        --------
Property and Equipment:
  Land and Land Improvements................................    13,814          13,814
  Buildings and Leasehold Improvements......................    22,270          22,227
  Machinery, Equipment and Improvements.....................   108,678         103,388
                                                              --------        --------
                                                               144,762         139,429
  Less Accumulated Depreciation.............................   (82,885)        (80,876)
                                                              --------        --------
     Net Property and Equipment.............................    61,877          58,553
                                                              --------        --------
Other Assets................................................     1,001             944
                                                              --------        --------
          Total Assets......................................  $131,229        $123,400
                                                              ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts Payable..........................................  $ 13,874        $ 13,638
  Accruals..................................................     7,559           7,670
  Income Taxes Payable (Note 4).............................        --             514
  Current Maturities of Long-term Debt......................     3,519           2,496
                                                              --------        --------
          Total Current Liabilities.........................    24,952          24,318
Long-term Debt, Less Current Maturities.....................    55,271          48,302
Deferred Income Taxes (Note 4)..............................     4,512           4,512
                                                              --------        --------
          Total Liabilities.................................    84,735          77,132
                                                              --------        --------
Stockholders' Equity:
  Common Stock, Class A (Notes 5 and 6).....................     2,617           2,617
  Common Stock, Class B, Convertible (Notes 5 and 6)........     4,193           4,193
  Additional Paid-in Capital................................     3,993           3,993
  Retained Earnings.........................................    35,691          35,465
                                                              --------        --------
          Total Stockholders' Equity........................    46,494          46,268
                                                              --------        --------
          Total Liabilities and Stockholders' Equity........  $131,229        $123,400
                                                              ========        ========

See accompanying notes to financial statements.

                               UNITED FOODS, INC.

                        STATEMENTS OF INCOME (UNAUDITED)
                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                   FOR THE THREE
                                                               MONTHS ENDED MAY 31,
                                                              -----------------------
                                                                1999          1998
                                                              --------     ----------
Net Sales and Service Revenues..............................  $ 47,520     $   49,934
Costs of Sales and Services (Note 3)........................    38,360         40,545
                                                              --------     ----------
  Gross Profit..............................................     9,160          9,389
Selling, Administrative and General Expenses................     7,741          8,101
                                                              --------     ----------
  Operating Income..........................................     1,419          1,288
                                                              --------     ----------
Interest Income (Expense)-- Net.............................    (1,052)          (887)
Miscellaneous Income (Expense) -- Net.......................         1             --
                                                              --------     ----------
          Total Other Income and (Expense)..................    (1,051)          (887)
                                                              --------     ----------
  Income Before Taxes on Income.............................       368            401
Taxes on Income (Note 4)....................................       142            154
                                                              --------     ----------
  Net Income................................................  $    226     $      247
                                                              ========     ==========
Weighted Average Common Shares..............................  6,809,929     6,809,929
                                                              ========     ==========
Basic and Diluted Earnings Per Common Share (Note 6)........  $    .03     $      .04
                                                              ========     ==========
Cash Dividends Per Common Share:
  Class A...................................................  $    -0-     $      -0-
  Class B...................................................  $    -0-     $      -0-

See accompanying notes to financial statements.

                               UNITED FOODS, INC.

                      STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                   FOR THE THREE
                                                               MONTHS ENDED MAY 31,
                                                              -----------------------
                                                                1999          1998
                                                              --------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................  $    226     $      247
  Adjustments to reconcile net income to net cash provided
     by operations:
     Depreciation and amortization..........................     2,008          1,908
     Provision for losses on accounts receivable............        43             47
     Change in assets and liabilities:
       Accounts and notes receivable........................     3,762          3,857
       Inventories..........................................    (3,920)         2,073
       Prepaid expenses and miscellaneous...................       404            445
       Other assets.........................................       (57)           162
       Accounts payable and accruals........................        92          2,607
       Income taxes.........................................      (514)            15
                                                              --------     ----------
     Net cash provided by operations........................     2,044         11,361
                                                              --------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures......................................    (2,243)        (2,110)
                                                              --------     ----------
     Net cash used by investing activities..................    (2,243)        (2,110)
                                                              --------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term borrowings........................     6,254            871
  Payments of long-term debt................................    (1,318)        (7,596)
                                                              --------     ----------
     Net cash provided (used) by financing activities.......     4,936         (6,725)
                                                              --------     ----------
NET INCREASE IN CASH FOR THE PERIOD.........................     4,737          2,526
CASH AND CASH EQUIVALENTS, beginning of period..............     2,027            646
                                                              --------     ----------
CASH AND CASH EQUIVALENTS, end of period....................  $  6,764     $    3,172
                                                              ========     ==========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:
  Cash paid during the three months for:
     Interest...............................................  $    876     $      888
     Income taxes...........................................  $    591     $       13
NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Capital expenditures of $676, $643, $96 and $228 are
     included in accounts payable at May 31, 1999, February
     28, 1999, May 31, 1998 and February 28, 1998,
     respectively.
  During April 1999, the Company purchased equipment for
     approximately $3,056,000 that it had previously leased.
     Funds for the purchase were disbursed directly to the
     seller upon the closing of a $5,400,000 term loan and
     the balance of the loan proceeds was disbursed to the
     Company.

See accompanying notes to financial statements.

                               UNITED FOODS, INC.

                         NOTES TO FINANCIAL STATEMENTS

     1. The interim financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended February 28, 1999. Significant accounting policies and other disclosures normally provided have been omitted since such items are disclosed therein.

     In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly its financial position as of May 31, 1999 and its results of operations and cash flows for the three months ended May 31, 1999 and 1998.

     2. The results of operations for the three months ended May 31, 1999 and 1998 are not necessarily indicative of the results to be expected for the fiscal year.

     3. Inventories are summarized as follows:

                                                             MAY 31,       FEBRUARY 28,
                                                              1999             1999
                                                           -----------     ------------
Finished products........................................  $35,830,000     $32,675,000
Raw materials............................................    1,945,000       2,223,000
Growing crops............................................    3,091,000       2,342,000
Merchandise and supplies.................................      839,000         545,000
                                                           -----------     -----------
                                                           $41,705,000     $37,785,000
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

     5. Each share of Class B Common Stock is convertible into one share of Class A Common Stock at the holder's election. Holders of the Class A Common Stock are entitled to a preference dividend of $.025 per share for any quarter and each preceding quarter of the Company's fiscal year before the holders of the Class B Common Stock are entitled to any regular cash dividend. Holders of Class A Common Stock have the right to elect a number of directors that equal at least 25% of the members of the board of directors. In addition, on matters requiring the classes to vote together, holders of the Class A Common Stock are entitled to 1/10 vote per share and holders of Class B Common Stock are entitled to one vote per share.

     On September 16, 1998, the Company received an offer from its chairman and chief executive officer, James I. Tankersley, and his family to acquire the remaining shares of the Company's Common Stock that are not already owned by Mr. Tankersley, his wife or their children (the "Jim Tankersley Family"), in a merger in which the other stockholders would receive $3.00 per share. On receiving the proposal, the Board of Directors of the Company appointed two outside directors to a special committee. The Board designated the committee for the purpose of evaluating and making recommendations with respect to the proposal. After receiving the recommendation of the special committee, on May 14, 1999, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Pictsweet LLC, a Delaware limited liability company and UF Acquisition Corp., a wholly-owned subsidiary of Pictsweet LLC, pursuant to which UF Acquisition Corp. will be merged with and into the Company with the Company being the surviving corporation and becoming a wholly-owned subsidiary of the Pictsweet LLC, subject to the conditions set forth in the Merger Agreement. Pursuant to the Merger Agreement, outstanding shares of the Company's Common Stock, except for Common Stock held by the Jim Tankersley Family and Common Stock owned by stockholders who perfect their appraisal rights in accordance with Delaware law, will be converted into the right to receive $3.50 per

                               UNITED FOODS, INC.

share in cash. If consummated, the Jim Tankersley Family will directly or indirectly own the entire equity interest of the Company.

     A complaint was filed by a stockholder of the Company on March 8, 1999, against the Company and its directors in a Delaware Court of Chancery. The complaint seeks class action status and alleges (among other things) that the defendants breached their fiduciary duties to the Company's stockholders with respect to the proposal by the Jim Tankersley Family to acquire the remaining shares of the Company's Common Stock that are not owned by them. The complaint requests an injunction prohibiting the consummation of the transaction, damages and other relief. A second complaint was filed by a stockholder of the Company on May 3, 1999, against the Company and its directors in a Delaware Court of Chancery. This complaint also seeks class action status, makes similar allegations with respect to the transaction and requests similar relief.

     6. Basic and diluted earnings per share of common stock have been computed based upon the weighted average number of shares outstanding during the three months ended May 31, 1999 and May 31, 1998.

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

     The Company's liquidity, capital resources and results of operations may be affected from time to time by a number of factors and risks, including, but not limited to: the impact of the Merger Agreement and Merger referred to herein; trends in the economy as a whole, which may affect consumer confidence and consumer demand for the types of food products sold by the Company; competitive pressures from domestic and foreign processors and distributors of fresh, dry, frozen and canned food products which may affect the nature and viability of the Company's business strategy; competitive pressures from imported food products; unpredictable changes in growing conditions inherent in agriculture; other agricultural risks, including those associated with pesticides, herbicides and disease control and crop protection efforts; the Company's ability to maintain and expand its distribution base; the Company's ability to maintain and improve its plants, equipment and technological systems; changes in the Company's customer base as the result of competition and/or consolidation of retail grocery chains; risks associated with governmental regulation and taxation, including the existence of tariffs; availability and cost of labor employed; changes in industry capacity and production; the availability, costs and terms of financing, including the risk of rising interest rates; availability of trade credit and terms with vendors; the Company's use of financial leverage and the potential impact of such leverage on the Company's ability to execute its operating strategies; the ability to maintain gross profit margins; the seasonal nature of the Company's business and the ability of the Company to predict consumer demand as a whole, as well as demand for specific items; costs associated with the storage, shipping, handling and control of inventory; potential adverse publicity for the food industry or certain of the Company's food products; and the ability of the Company and significant third parties with whom it does business to effect conversions to new technological systems, including becoming Year 2000 compliant.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of cash are operations and external committed credit facilities. At May 31, 1999, the Company's revolving credit facility totaled $18,000,000, all of which was available. The Company's sources of liquidity are expected to meet adequately requirements for the upcoming year and the foreseeable future; however, new financing alternatives are constantly evaluated to determine their practicality and availability in order to provide the Company with sufficient and timely funding at the least possible cost. The Company's $18,000,000 revolving credit facility currently matures in fiscal 2002. One-year extensions of the maturity date will be considered annually by the lender. If annual extensions are not granted, the Company will then investigate revolving credit facilities with other lenders and believes it can replace any current revolving credit facility within its remaining 24-month term.

     On September 16, 1998, the Company received an offer from its chairman and chief executive officer, James I. Tankersley, and his family to acquire the remaining shares of the Company's Common Stock that are not already owned by Mr. Tankersley, his wife or their children (the "Jim Tankersley Family"), in a merger in which the other stockholders would receive $3.00 per share. On receiving the proposal, the Board of Directors of the Company appointed two outside directors to a special committee. The Board designated the committee for the purpose of evaluating and making recommendations with respect to the proposal. After receiving the recommendation of the special committee, on May 14, 1999, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Pictsweet LLC, a Delaware limited liability company and UF Acquisition Corp., a wholly-owned subsidiary of Pictsweet LLC, pursuant to which UF Acquisition Corp. will be merged with and into the Company with the Company being the surviving corporation and becoming a wholly-owned subsidiary of the Pictsweet LLC, subject to the conditions set forth in the Merger Agreement. Pursuant to the Merger Agreement, outstanding shares of the Company's Common Stock, except for Common Stock held by the Jim Tankersley Family and Common Stock owned by stockholders who perfect their appraisal rights in accordance with Delaware law, will be converted into the right to receive $3.50 per share in cash. If consummated, the Jim Tankersley Family will directly or indirectly own the entire equity interest of the Company. The Company has incurred approximately $400,000 of expenses with respect to the proposed transaction through May 31, 1999.

     The total funds required to pay for the merger consideration of $3.50 per share to all public shareholders, consummate the other transactions contemplated by the merger agreement and pay all related fees, costs and expenses are estimated to be approximately $15,800,000. The sources of the $15,800,000 will be available cash and borrowings under the Company's $18,000,000 revolving credit facility. The Company has received a written commitment dated May 21, 1999 from the lender to amend the revolving credit facility by increasing the total amount available to $35,000,000 and also by changing certain of the restrictive covenants contained in the credit facility. The Company intends to execute the amendment to the revolving credit facility prior to the commitment's expiration date of June 30, 1999. Should the merger not be consummated, the terms and conditions of the credit facility that existed prior to the amendment will be restored.

     The Company closed on two term loans during December 1998. One term loan in the amount of $15,000,000 has a ten year term, provides for monthly principal and interest payments based on a twelve year amortization, with an interest rate of 6.8% per annum and is secured by the Company's mushroom farms located in California, Utah and Oregon. The other term loan in the amount of $10,000,000 has a ten year term, provides for monthly principal and interest payments based on a fifteen year amortization, with an interest rate of 6.8% per annum and is secured by the Company's Santa Maria, California vegetable processing facility. The proceeds of the loans were used to repay the balances outstanding under existing mortgages on these properties totaling approximately $9,000,000, to repay the outstanding balance of $3,000,000 on the Company's $3,000,000 revolving credit note, and to repay fully the outstanding balance under the Company's $18,000,000 revolving credit facility.

     In March 1998, the Company entered into a $10,000,000 credit facility to support the acquisition of trucks, trailers and similar equipment. The agreement was terminated during March 1999 and all outstanding borrowings under the facility, which totaled approximately $740,000, were repaid. Another $10,000,000 credit facility was entered into with a different lender during March 1999. Interest under the terms of the new facility will be 225 basis points over the yield for treasuries with a maturity equal to the amortization period of the equipment being financed. Each loan will be secured by specific equipment and will be amortized over three to seven years, depending on the type of equipment. Through May 31, 1999 the Company had borrowed approximately $3,600,000 under the terms of this credit facility.

     In April 1999, the Company borrowed $5,400,000 under the terms of a note that bears interest at 7.73%, has a ten-year term, requires monthly principal and interest payments, and is secured by certain equipment. Proceeds from the loan of approximately $3,056,000 were used to purchase equipment that the Company had previously leased. The balance of the loan proceeds of approximately $2,344,000 was held as a portion of the Company's available cash at May 31, 1999.

     Operations provided net cash of $2,044,000 during the three months ended May 31, 1999 and $11,361,000 during the same period of the prior year. Changes in inventories resulted in a decrease in cash of $3,920,000 during the three months ended May 31, 1999 and a cash increase of $2,073,000 during the same period of the prior year. Adverse weather conditions during the first quarter of the prior year resulted in less than expected packs while favorable weather conditions resulted in increased inventories during the current year.

     Investing activities used cash of $2,243,000 for the three months ended May 31, 1999 compared with cash used of $2,110,000 during the same period of the prior year, with the only investing activity being capital expenditures for each period.

     Financing activities provided cash of $4,936,000 for the three months ended May 31, 1999 as compared with cash used of $6,725,000 during the same period of the prior year. For the three months ended May 31, 1999 the Company borrowed approximately $3,600,000, as previously mentioned, under the terms of a credit facility used for the acquisition of certain equipment. Further, the Company borrowed $5,400,000, as previously mentioned, to acquire certain equipment that the Company had previously leased for a purchase price of approximately $3,056,000. The purchase price was disbursed directly to the seller, therefore, only the net proceeds to the Company are reflected as proceeds from long-term borrowings in the statement of cash flows.

     Working capital at May 31, 1999 was $43,399,000 and was $39,585,000 at February 28, 1999. The increase results primarily from changes in cash and inventories, previously mentioned.

     The Company's ratio of debt to equity increased to 1.82 to 1 at May 31, 1999 from 1.67 to 1 at February 28, 1999, primarily as a result of additional long-term debt incurred by the Company during the three months ended May 31, 1999.

     A complaint was filed by a stockholder of the Company on March 8, 1999, against the Company and its directors in a Delaware Court of Chancery. The complaint seeks class action status and alleges (among other things) that the defendants breached their fiduciary duties to the Company's stockholders with respect to the proposal by the Jim Tankersley Family to acquire the remaining shares of the Company's Common Stock that are not owned by them. The complaint requests an injunction prohibiting the consummation of the transaction, damages and other relief. A second complaint was filed by a stockholder of the Company on May 3, 1999, against the Company and its directors in a Delaware Court of Chancery. This complaint also seeks class action status, makes similar allegations with respect to the transaction and requests similar relief.

CAPITAL EXPENDITURES

     Capital expenditures, on an accrual basis, are estimated to be approximately $17,500,000 for fiscal 2000, which is approximately $9,100,000 more than depreciation expense projected for fiscal 2000. Capital expenditures anticipated for fiscal 2000 include outlays to be funded under the terms of the $10,000,000 credit facility, previously mentioned, as well as for improvements to the Company's plants, equipment and technological systems, and the purchase of certain leased equipment, previously mentioned. The Company's capital expenditure plan may change from time to time and the actual amount spent may vary materially from amounts anticipated herein.

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

     The Company believes that recently imposed interim tariffs on imported canned mushrooms from certain countries may have had the effect of increasing prices and profitability for this portion of the Company's product line. In cases involving imported canned mushrooms from Chile, India, Indonesia and China, the tariff has been approved for a five-year period. It is anticipated that any effect of such tariffs might be temporary, due to world wide shifts in production and distribution of mushrooms resulting from the tariffs.

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

REVENUES

     Net sales and service revenue decreased $2,414,000 (4.8%); sales volume decreased 4.5% and the average per pound selling price decreased .3% for the three months ended May 31, 1999, as compared with the same period of the prior year. Excluding the effect of sales to other food processors, sales volume decreased 6.3% and the average per pound selling price increased 1.0% for the quarter ended May 31, 1999, as compared with the same prior year period. The sales volume decrease for the three months ended May 31, 1999, as compared with the same period of the prior year, is primarily attributable to competitive market conditions. Sales allowances decreased $382,000 (4.0%), primarily as a result of the sales volume decrease previously mentioned.

COST OF SALES AND SERVICES

     Gross profit decreased $229,000 (2.4%) for the quarter ended May 31, 1999, as compared with the same period of the prior year and the gross margin increased to 19.3% from 18.8%. The decrease in gross profit results primarily from the decreased sales volumes, previously mentioned. The gross margin improvement is attributable to the increased average per pound selling price, as well as improved production costs, as compared with the prior year. The gross profit method, at the estimated annual gross profit rate, is used to determine frozen vegetable cost of goods sold in interim financial statements (See Note
3 -- Notes to Financial Statements). Cost of sales and services decreased $2,185,000 (5.4%) for the three months ended May 31, 1999, as compared with the same period of the prior year, primarily as the result of the sales volume decrease, previously mentioned, and improved production costs, previously mentioned.

SELLING, ADMINISTRATIVE AND GENERAL EXPENSES

     Selling, general and administrative expenses decreased $360,000 (4.4%) for the quarter compared with the same period of the prior year. Storage expense decreased $352,000 (13.8%) for the quarter as compared with the same period of the prior year, primarily as the result of repairs to the Company's cold storage facilities during the prior fiscal year.

INTEREST EXPENSE

     Interest expense -- net increased $165,000 (18.6%) for the quarter ended May 31, 1999, as compared with the prior year, primarily as the result of increased borrowings which were incurred during December 1998 and during the three months ended May 31, 1999, previously mentioned. The effect of the additional borrowings was somewhat mitigated by lower average interest rates on the Company's borrowings.

TAXES ON INCOME

     Taxes on income for the three months ended May 31, 1999 and 1998 consist of current and deferred taxes provided at the estimated effective federal and state tax rates expected to be recognized for the respective periods. (See Note
4 -- Notes to Financial Statements.)

                          PART II -- OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits -- 27 Financial Data Schedule (for SEC use only)
        (b) Reports on Form 8-K
            The Company filed a Form 8-K dated March 18, 1999, disclosing that a Complaint was filed against the Company and its directors by a stockholder of the Company in a Delaware Court of Chancery with respect to the proposal by the Jim Tankersley Family.

            The Company filed a Form 8-K dated May 19, 1999, disclosing that the Company had entered into an Agreement and Plan of Merger, dated as of May 14, 1999, by and between the Company, Pictsweet LLC and UF Acquisition Corp.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          UNITED FOODS, INC.

                                          By: /s/ CARL W. GRUENEWALD, II

                                            ------------------------------------
                                            Carl W. Gruenewald, II
                                            Senior Vice President,
                                            Chief Financial Officer & Treasurer

Date: June 25, 1999